Form 10-Q
period 1995-09-30
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1996-01-02
CIK 837557

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

       For the quarterly period ended        September 30, 1995

               Commission file Number     0-19198

             FIRST DEARBORN INCOME PROPERTIES L.P. II
      (Exact name of registrant as specified in its charter.)

             Delaware                        36-3591517
(State of other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

    154 West Hubbard, Suite 250 Chicago, IL      60610
   (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (312) 464-0100

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Units Outstanding as of September 30, 1995:  10,000


                    PART I. - FINANCIAL INFORMATION

                FIRST DEARBORN INCOME PROPERTIES L.P.  II
                       (a limited partnership)
                       and Consolidated Venture
                            BALANCE SHEETS

                September 30, 1995 and December 31, 1994
                              (Unaudited)

                                ASSETS

                                        September 30,   	December 31,
		                                          1995             1994
Current assets:
     Cash and cash equivalents (note 1)        311,869          208,840
     Rents and other receivables               234,093        	 271,870
     Due from affiliates                       	 4,749         	  4,709
     Prepaid expense                                -            24,900
          Total current assets                 550,711     	    510,319

Investment property, at cost (note 1):
     Land                              	     1,201,880        1,201,880
     Building                            	   8,301,851   	    8,279,626
                                        	    9,503,731    	   9,481,506
     Less accumulated depreciation          (1,358,534)      (1,160,208)
                                        	    8,145,197        8,321,298

Investment in unconsolidated venture,
     at equity (note 2)                  	     754,000      	   829,297
Deferred leasing and loan costs                 68,776           35,623

     Total assets                      	     9,518,684    	   9,969,537

See Accompanying Notes to Financial Statements


                 FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

                 September 30, 1995 and December 31, 1994
                              (Unaudited)


                Liabilities and Partners' Capital Accounts

                                               September 30, 	  December 31,
                                    	              1995  	          1994
Current liabilities:
     Accounts payable and accrued expenses  	     268,685          312,818
     Due to affiliates (note 3)                     8,758           14,273
     Accrued interest                              39,298     	     39,718
     Current portion of long-term debt   	         72,000 	         70,716
          Total current liabilities               388,741          437,525

Long-term debt                                 	4,827,448  	     4,881,129
Venture partners' equity in
        consolidated venture (note 2)          	1,603,762   	    1,596,012
Tenant security deposits          	                 5,833            6,158
     Total long-term liabilities                6,437,043   	    6,483,299

     Total liabilities                      	   6,825,784    	   6,920,824

Partners' capital accounts (deficits) (note 1):
     General partners:
          Capital contributions                     1,000            1,000
          Cumulative net losses             	      (3,690)          (3,893)
                                          	        (2,690)  	       (2,893)
     Limited partners:
          Capital contributions            	    4,058,963   	    4,058,963
          Cumulative net income (losses)         (365,318) 	      (385,419)
          Cumulative cash distributions          (998,055)  	     (894,938)
                                                2,695,590    	   2,778,606

      Total partners' capital accounts     	    2,692,900  	     2,775,713

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	  9,518,684 	      9,696,537

See Accompanying Notes to Financial Statements

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                       (a limited partnership)
                      and Consolidated Venture

                  Consolidated Statement of Operations

             Three months ended September 30, 1995 and 1994
                             (Unaudited)
                                                1995              1994

Revenues:
     Rental income                            342,707           314,971
     Tenant charges                           140,140           128,408
     Interest income                            1,481             1,523

          Total revenues                      484,328           444,902

Expenses:
     Property operating expenses              203,075           177,053
     Interest                                 118,038           119,685
     Depreciation                              63,798            54,850
     Amortization                               5,281             5,280
     General and administrative expenses        7,412            13,423

          Total expenses                      397,604           370,291

Operating income (loss)                        86,724            74,611

Partnership's share of operations
  of unconsolidated ventures                   (6,295)          (18,184)

Venture partner's share of consolidated
  venture's operations                        (43,843)          (39,309)

Net income                                     36,586            17,118

Net income per limited partnership unit          3.62              1.69

Cash distribution per limited partnership unit   2.07              4.12

See Accompanying Notes to Financial Statements

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                       (a limited partnership)
                      and Consolidated Venture

                  Consolidated Statement of Operations

             Nine months ended September 30, 1995 and 1994

                             (Unaudited)


                                       	        1995             1994

Revenues:
     Rental income                     	      984,953          955,856
     Tenant charges                           427,313         	384,785
     Interest income                            7,173     	      3,765

          Total revenues               	    1,419,439       	1,344,406

Expenses:
     Property operating expenses              593,560          587,820
     Interest                                 355,383         	360,211
     Depreciation                            	204,361  	       199,690
     Amortization                              15,842     	     24,631
     General and administrative expenses       64,995    	      71,100

          Total expenses                  	 1,234,141     	  1,243,452

Operating income (loss)                     	 185,298     	    100,954

Partnership's share of operations
  of unconsolidated ventures                  (52,090)         (78,894)

Venture partner's share of consolidated
  venture's operations (note 1)          	   (112,905)     	   (80,522)

Net income (loss)                     	        20,303       	  (58,462)

Net income (loss) per
    limited partnership unit  (note 1) 	  $      2.01     	      (5.79)

Cash distribution per
    limited partnership unit          	   $     10.31     	       12.36


See Accompanying Notes to Financial Statements

                 FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                   Consolidated Statements of Cash Flows

               Nine months ended September 30, 1995 and 1994

                              (Unaudited)


                                        	       1995  	         1994
Cash flows from operating activities:

  Net income (loss)                            20,303        	(58,462)
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                            	204,361        	199,690
     Amortization                              15,842          24,631
     Partnership's share of operations of
         unconsolidated ventures              	75,297        	101,899
     Venture partners' share of
         consolidated venture's operations      7,750         (68,905)

  Changes in:
     Rents and other receivables             	 37,777        	  6,482
     Prepaid expenses                          24,900          (9,056)
     Accounts payable and accrued expenses 	  (44,553)       	(51,436)
     Due to affiliates                        	(5,555)         (1,383)
     Tenant deposits                 	           (325)           (550)
Net cash provided by (used in)
         operating activities              	  335,797      	  142,900


Additions to building and deferred costs:     (77,254)        (12,996)

Cash flows from financing activities:
     Distributions to limited partners   	   (103,117)       (123,600)
     Principal payments on long-term debt     (52,397)   	    (47,606)
Net cash used in financing activities        (155,514) 	     (171,206)

Net increase (decrease)
          in cash and cash equivalents 	      103,029   	     (41,302)

See Accompanying Notes to Financial Statements

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                       (a limited partnership)
                      and Consolidated Venture

              Notes to Consolidated Financial Statements

                     September 30, 1995  and 1994

                            (Unaudited)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

     For the three and nine month periods ended September 30, 1995 and September 30, 1994, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited Partnership and Country Isle Associates for the three and nine month periods ended September 30, 1995 and September 30, 1994.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the nine month periods ended September
30, 1995 and 1994 is summarized as follows:

                	              1995   	    1995         1994        1994
                               GAAP    	   Tax          GAAP        Tax
                         	     Basis   	   Basis        Basis       Basis
Net income (loss)           	  20,303      36,500   	   (58,462) 	  (28,500)

Net income (loss) per
    limited partnership unit     2.01     	  3.61        	(5.79)     	(2.82)

     The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less, ($94,902 and $104,382 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents.

                 FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Ventures

           Notes to Consolidated Financial Statements - Continued

     Deferred offering costs were charged to the partners' capital accounts upon consummation of the offering. Deferred loan costs are amortized over the terms of the related agreements using the straight-line method.

     Depreciation on the investment properties acquired has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     No provision for Federal income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through September 30, 1995. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the nine months ended September 30, 1995 and 1994 are as follows:

                                                1995        1994     9/30/95
     Reimbursement (at cost) for
                administrative services         15,000      15,000   8,758

                                                15,000      15,000   8,758

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for Evanston Galleria Limited Partnership and Country Isle Associates for the nine months ended September 30, 1995 and 1994 is as follows:

                                                 1995           1994
     Total revenue                               2,149,134      2,138,500
     Operating income (loss)                      (235,000)      (337,400)
     Partnership's share of income (loss)          (55,597)       (78,894)

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

            Notes to Consolidated Financial Statements - Continued


(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1995 and 1994.

(6)  Subsequent Event

     In October 1995, the Partnership completed an extension and amendment of the mortgage indebtedness at Sycamore Mall. The loan is in the amount of $4,899,448 and accrues interest at the annual rate of 8.125%, a reduction from 9.925%. The loan provides for 76 monthly payments in the amount of $44,375. The loan will mature in March 2002 and a final balloon payment of $3,790,900 would be due at that time.

Item 2. Management's Discussion and Analysis of Financial Condition and Resulting of Operations

Liquidity and Capital Resources

     At September 30, 1995, the Partnership had cash and cash equivalents of $311,869 which will be utilized for working capital requirements and for future distributions to Partners. This is more than the $208,840 balance at December 31, 1994. The increase is primarily due to improved operations at Sycamore Mall and a reduction in distributions to limited partners.

     The Partnership has reduced distributions to limited partners in order to build up cash reserves. An announcement has been made that a new regional mall is being planned which would compete with Sycamore Mall. Therefore, the Partnership is accumulating extra cash reserves in anticipation of potential retenating and/or capital improvements.

     At Evanston Galleria, a tenant which occupies 14% of the property has defaulted and declared bankruptcy. Efforts are now underway to replace this tenant. However, continued vacancy of this space could significantly affect the finacial status of this property.

     As the Partnership intends to distribute all "net cash receipts" and "sales proceeds" in accordance with the terms of the Partnership Agreement, and does not intend to reinvest any such proceeds, the Partnership is intended to be self-liquidating in nature. The Partnership's future source of liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and from the sale and refinancing of such properties. To the extent that additional payments are required under a purchase agreement or a property does not generate an adequate cash flow to meet its requirements, the Partnership may withdraw funds from the working capital reserve which it maintains.

Results of Operations

     For the three and nine month periods ended September 30, 1995 and September 30, 1994 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited Partnership and Country Isle Associates.

     Accounts payable and accrued expenses have decreased $44,133 to $268,685 as of September 30, 1995 from $312,818 at December 31, 1994. This decrease relates primarily to the timing of the payment of property taxes at Sycamore Mall.

     The $27,736 increase in rental income for the three month period ended September 30, 1995, and the $29,097 increase for the nine month period ended September 30, 1995, as compared to the three and nine month periods ended September 30, 1994 is primarily attributed to higher occupancy at Sycamore Mall.

     The $11,732 increase in tenant charges for the three months ended September 30, 1995 and the $42,528 increase for the nine month period ended September 30, 1995, as compared to the three and six month periods ended September 30, 1994 is primarily attributable to higher occupancy at Sycamore Mall.

     The $26,022 increase in property operating expenses for the three months ended September 30, 1995 as compared to the three months ended September
 30, 1994 is primarily attributable to parking lot repairs at Sycamore Mall.

     The $6,011 decrease in general and administrative expenses for the three month periods ended September 30, 1995 as compared to the three month period ended September 30, 1994 is primarily attibutable to a decrease in professional fees.


                               OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:
                      at      at      at       at      at      at       at
                    3/31/94 6/30/94 9/30/94 12/31/94 3/31/95 6/30/95 09/30/95
Evanston Galleria
Evanston, IL            97%     95%    100%      97%     98%     99%      86%


Country Isles
Ft. Lauderdale, FL     100%    100%    100%      99%     99%     98%      98%


Sycamore Mall
Iowa City, Iowa         96%     99%     97%      97%     99%     98%      97%

Part II - OTHER INFORMATION


Items 1, 2, 3, 4, and 5 of Part II are omitted because of the absence of conditions under which they are required.


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     None

b)   Reports on Form 8-K

     No reports on Form 8-K were filed for the period covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				FIRST DEARBORN INCOME PROPERTIES L.P. II
				(Registrant)


          				BY:  FDIP, Inc.
			              	(Managing General Partner)




November 14, 1995		BY:  Robert S. Ross
                   Robert S. Ross
                  	President
			              	(Principal Executive Officer)




November 14, 1995 	BY:  Bruce H. Block
                   Bruce H. Block
		               		Vice President
			              	(Principal Financial Officer)