Form 10-K
period 1995-12-31
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1996-03-29
CIK 837557

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

              [X]     ANNUAL REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1995

                                   OR

            [ ]     TRANSITION REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ........ to ........

                     Commission file number 0-19198

                FIRST DEARBORN INCOME PROPERTIES L.P. II
         (Exact name of registrant as specified in its charter)

                     Delaware                 36-3591517
             (State of organization)(IRS Employer Identification No.)

 154 West Hubbard Street, Suite 250, Chicago, IL            60610
     (Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code:  (312) 464-0100

       Securities registered pursuant to Section 12(b) of the Act:

                                                  Names of each exchange
   Title of each class                             on which registered
        None                                               None

       Securities registered pursuant to Section 12(g) of the Act:

                        LIMITED PARTNERSHIP UNITS
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                                 PART 1
Item 1.  Business

      The registrant, First Dearborn Income Properties L.P. II (the "Partnership"), is a limited partnership formed in May 1988 under the Revised Uniform Limited Partnership Act of the State of Delaware to invest in income producing commercial and residential real estate consisting principally of existing shopping centers and office buildings, as well as apartment complexes, parking garages and lots and warehouse and industrial buildings. On February 1, 1989, the Partnership commenced an offering of $10,000,000 (subject to increase by an additional $5,000,000) of its limited partnership interests (the "Units") at $500 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 33-23048). A total of 10,000 Units was sold. The holders of 3,345 Units were admitted to the Partnership in 1989, holders of 4,444 Units were admitted to the Partnership in 1990, and holders of 2,211 Units were admitted in 1991. Of the 2,211 Units purchased in 1991, 1,669 Units were purchased by an affiliate of the General Partners pursuant to its Agreement to Purchase Units. The offering terminated on January 31, 1991 (extended from its originally scheduled termination date of January 31, 1990). Since admission to the Partnership, no holder of Units (hereinafter, a "Limited Partner") has made any additional capital contributions. The Limited Partners of the Partnership share in the benefits of ownership of the Partnership's real property investments in proportion to the number of Units held.

      Net of offering costs, Limited Partners have contributed a total of $4,058,963 to the Partnership. The Partnership is engaged solely in the business of real estate investment. It is the Partnerships objective to realize cash flow from operations and appreciation in the value of the real estate. The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through December 31, 1995. The Partnership has acquired, through these ventures, interests in two shopping centers and a mixed use apartment/retail building. No investments have been made since 1991 and no properties have been sold. As of December 31, 1995, the Partnership had made the real property investments set forth in the following table:

 Name, Type of Property                  Date of          Type of
     and Location            Size        Purchase         Ownership
     Evanston Galleria      36,068 S.F.   11/1/89         23.87% interest in a
     Retail/Apartments         and                        partnership that has
     Evanston, Illinois    55 apartments                  fee ownership of land
                                                          and improvements

     Country Isles         106,000 S.F.    7/21/91        21.00% interest in a
     Shopping Center                                      partnership that has
     Ft. Lauderdale, Florida                              fee ownership of land
                                                          and improvements

     Sycamore Mall         240,206 S.F.   10/26/90        53.40% interest in a
     Shopping Center                                      partnership that has
     Iowa City, Iowa                                      fee ownership of land
                                                          and improvements (a)

     (a) Reference is made to Note 3 of Notes to Consolidated Financial Statements filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

     Note: "S.F." represents the amount of rentable square feet of retail area in each of the properties.

     Sycamore Mall represents the most significant investment made by the Partnership. A total of $2,275,000 has been invested by the Partnership which represents 62% of the Partnership's real estate investments. Since acquiring the Sycamore Mall investment in 1990, the Partnership has received cash distributions of $1,205,463 from Sycamore Mall Associates. Country Isles represents an investment of $775,000 or 21% of the Partnership's real estate investments. Since acquiring the Country Isles investment in 1991, the Partnership has received distributions of $158,344. Evanston Galleria accounts for $602,066 or 17% of the Partnership's real estate investments. Since acquiring the Evanston Galleria investment in 1989, the Partnership has received distributions of $50,133.

      During the past five years, operations at Sycamore Mall and Country Isles Shopping Center have been stable with occupancy in the range of 95%-
99%.   During 1991, occupancy at Evanston Galleria declined from  96%  at
March 31, 1991 to 80% at December 31, 1991. This decline resulted principally from the closing of certain retail tenants which were experiencing financial problems. The weak economy and the inability of the Partnership to access sufficient capital hampered its ability to retenant the vacant space. This decline in occupancy had an adverse affect on the cash flow and rendered the Partnership unable to satisfy certain obligations relating to the property. During the fourth quarter 1992, the remainder of the retail space was leased and occupancy increased to 96%. During 1995, the Evanston Galleria again, experienced a problem with retail tenants. There is currently 13,635 square feet of retail space of which the tenants are in default of their leases for non payment of rent. Occupancy at December 31, 1995 has fallen to 84% when excluding leases that are in default. Management has taken legal action to collect amounts due under the lease and it is expected that partial payments will eventually be obtained. However, management does not have
an  estimate  of the amount or timing of any such collection.   Releasing
efforts are in process and negotiations are currently taking place with prospective tenants. It appears that the space will be released prior to June 1, 1996, but there can be no assurance that new leases will be
entered  into.   If this vacant space is not released prior  to  June  1,
1996, the ability of the Evanston Galleria to meet its obligations could be effected.

      Rental rates for the three properties have not risen appreciably over the past five years. The real estate market in general has suffered from overbuilding in the 1980's which has increased the competition for the Partnership's properties. This resulted in a decrease in rental rates from 1990 to 1994. The decrease in market rental rates has not significantly impacted the Partnership's properties since they were primarily occupied under long term leases which did not result in decreased rental income for most of the space. Since 1994, the market rental rates have leveled off and appear to be rising.

     The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Approximate occupancy levels for the Partnership's properties are set forth on a quarterly basis in the table set forth in
Item 2 below to which reference is hereby made. The Partnership has no real property investments located outside the United States.

     Only one of the three Partnership's investments is consolidated for financial reporting purposes. Industry segment information is presented below in order to illustrate applicable information about each of the three properties individually and does not relate to financial information presented about the Partnership in Item 6 and Item 8.

          Sycamore Mall,
          Iowa City, Iowa               1995       1994       1993
          Total revenue                 1,957,849  1,784,232  1,767,166
          Operating profit                267,781    205,065    231,961
          Total assets                  8,589,852  8,672,723  8,987,738
          Mortgage indebtedness         4,870,823  4,951,845  5,016,096
          Country Isles Shopping Center
          Ft. Lauderdale, Florida       1995       1994       1993
          Total revenue                 1,579,850  1,533,851  1,451,335
          Operating profit (loss)         (15,887)    37,207    (96,666)
          Total assets                  4,006,457  4,335,218  4,634,856
          Mortgage indebtedness         6,784,728  6,841,847  6,893,681
          Evanston Galleria
          Evanston, Illinois            1995       1994       1993
          Total revenue                 1,479,827  1,409,868   1,414,183
          Operating loss                 (403,475)  (318,155)   (273,485)
          Total assets                  9,449,391  9,692,380  10,088,151
          Mortgage indebtedness         8,512,228  8,584,277   8,650,147

     The Partnership has no employees and is largely dependent on the General Partners and their affiliates for services. A description of the terms of transactions between the Partnership and affiliates of the General Partners is set forth in Item 11 below to which reference is hereby made.

Evanston Galleria Limited Partnership
     On October 31, 1989, the Partnership acquired an interest in Evanston Galleria Limited Partnership (the "Galleria Partnership") which owns a 100% beneficial interest in the Evanston Galleria, a mixed-use residential and retail property located in Evanston, Illinois. The property, located on a .79 acre site, contains 36,068 square feet of rentable retail space and 55 loft apartments. The Partnership's acquisition of its interest was effected through its acquisition of an 18.30% general partnership interest in the Galleria Partnership from First Dearborn Evanston Associates Limited Partnership ("Evanston Associates"), an affiliate of the General Partners. Evanston Associates originally agreed to purchase a 76.67% interest in the Galleria Partnership by agreeing to contribute an aggregate $2,313,125 to the Galleria Partnership. The Partnership acquired a portion of the 76.67% general partnership interest on the same terms by contributing $552,066 for its 18.30% general partnership interest. The seller retained a 23.33% limited partnership interest.

     The Partnership and Evanston Associates, as general partners of the Galleria Partnership, have certain preferences from operating cash flow and distributions from sales or refinancing. Profits are generally allocated in accordance with cash distributions (including preferences) and then in accordance with the respective partner's interest. Losses are allocated first to partners with positive capital account balances and then in accordance with the respective partner's interest.

     The limited partners ("Guarantors") of the Galleria Partnership had provided the Partnership and Evanston Associates with a guaranty of minimum rentals on certain retail space, maximum debt service levels and maximum real estate tax expenses in the Galleria Partnership. The property has failed to perform as expected and the Galleria Partnership has called upon the Guarantors to satisfy their obligations under the guaranties. The Guarantors have failed to fulfill their obligations to the Partnership, and the General Partners have taken actions to protect the rights of the Partnership, including receipt of an assignment in favor of the Partnership of the Guarantors' limited partnership interests in the Galleria Partnership of 5.57% and the receipt of security interests in certain other limited partnership interests owned by the Guarantors. Amounts owed pursuant to such guaranties which are secured by the limited partners' partnership interests will be recorded upon receipt.

     The property is managed by an affiliate of the Managing General Partner. The management fee due to the Managing General Partner is subordinated to the Partnership and Evanston Associates receiving the Preferred Return (as defined). No management fee was paid in 1995, 1994 or 1993.

     In connection with the loan modification to the first mortgage on the Evanston Galleria, which closed in February of 1993 and was effective August 1, 1992, the Galleria Partnership received an infusion of additional capital and obtained modifications of the terms of its loans. $202,000 of additional capital was contributed to the Galleria Partnership by Evanston Associates, of which the Partnership's share was $50,000, in exchange for a preferred equity position. The preferred equity holders shall receive an annual preferred return from cash distributions in an amount equal to the lesser of: a) prime rate plus 2%, or b) 10% per annum. For financial reporting purposes, the Partnership has a 23.87% interest in the Galleria Partnership.

     Evanston Galleria is located in downtown Evanston, Illinois, a short distance from Northwestern University. Demand for the apartments has been strong over the past five years with occupancy averaging 97%. Apartment rents have been rising approximately 3% per year. The ground floor retail space has been 100% occupied for the past five years, except for the instances where existing tenants defaulted and the period during which the replacement tenants were being put in place. Demand for the vacant space has generally not been a problem. There has been a recurring problem with tenants which have defaulted on their lease obligations. One retail tenant, with a lease for 11,500 square feet, at Evanston Galleria filed a petition for bankruptcy on January 11, 1994. The tenant stopped paying rent and vacated the premises during the third quarter of 1995. During the fourth quarter of 1995, a second tenant representing 2,135 square feet defaulted under the terms of its lease and vacated the space. Management has taken legal action against the defaulted tenants, but currently has no estimate of the amount, if any, or timing of collection of amounts due from these tenants. The property is located in an established downtown area, and there is little vacant land upon which additional retail space or apartments could be developed, in the immediate area. Management is currently negotiating with prospective tenants and it is expected that the currently vacant retail space will be released prior to June 1, 1996. However there can be no assurances that these prospective lease will be consummated.

The property is subject to a first mortgage which matures May 1, 1996. The Galleria Partnership is currently negotiating for an extension of the first mortgage loan, however, there can be no assurance that such an extension will be consummated.

Sycamore Mall Associates
     On October 26, 1990, the Partnership contributed $2,275,000 to acquire a 53.40% general partnership interest in Sycamore Mall Associates, a general partnership formed to acquire the Sycamore Mall Shopping Center in Iowa City, Iowa. The property, situated on an approximate 21.2 acre site, includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease to McDonald's. Sycamore Mall Associates acquired the property on October 26, 1990 for a purchase price of $9,400,000, subject to a purchase money note of $5,140,000 bearing interest at 10% payable interest only until maturity on October 26, 1995. On August 8, 1991, Sycamore Mall Associates obtained a first mortgage in the amount of $5,140,000 which bore interest at a rate of 9.625% payable in monthly installments of principal and interest of $45,355 commencing October 1, 1991 for 60 months until September 30, 1996. The proceeds of this first mortgage were used to repay the original purchase money note. In October 1995, the first mortgage loan was modified. The terms of the modification reduced the interest rate to 8.125%, reduced the monthly payments of principal and interest to $44,375 and extended the maturity to March 1, 2002.

     First Dearborn Income Properties L.P., a public limited partnership affiliated with the General Partners of the Partnership, and First Dearborn Sycamore Associates Limited Partnership ("FDSALP"), a privately offered limited partnership also affiliated with the General Partners, are the joint venture partners in Sycamore Mall Associates and contributed a total of $1,075,000 and $910,000 for 25.24% and 21.36% of the general partner interests, respectively. The terms of the Sycamore Mall Associates partnership agreement provide that cash flow, sale or refinancing proceeds and profit and loss will be distributed or allocated in proportion to the partner's ownership interests.

     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1995, 1994 and 1993 the property incurred management fees of $97,270, $88,306 and $87,325, respectively.

     Sycamore Mall is located in Iowa City, Iowa. There has been discussion of a new regional shopping center being planned in the area. There are no definite announcements of construction, however, if such a center was developed at the proposed location, such a development would create additional competition for Sycamore Mall. As a precautionary measure, Sycamore Mall Associates has reduced distributions to its partners in order to maintain its working capital reserves. It is believed that the additional working capital may be necessary if additional retail space, that would compete with Sycamore Mall, is constructed. The Partnership has no definite plans for improvements to the property at this time. Distributions to the Partners in 1995 were $190,325 as compared to $245,974 in 1994.

Country Isles
     On July 12, 1991 the Partnership acquired from an unaffiliated seller, a 21% interest in Country Isles Associates, an Illinois general partnership owning Country Isles Shopping Center. The Partnership paid $775,000 for its 21% interest in the joint venture. The remaining interest in the joint venture is held by the Seller. The partners of Country Isles Associates are the Partnership and Arvida/JMB Partners. Arvida/JMB Partners, which owns a 79% interest in Country Isles Associates, is the managing general partner. All profits, losses and cash distributions of Country Isles Associates are allocated between its partners in accordance with their percentage interests, described above, except that, in the case of the Partnership, a special preferential distribution of cash is to be made to the Partnership to compensate it for certain rental discounts granted by the Seller in connection with the lease of the property.

     The Country Isles Shopping Center, located in the Weston community of Fort Lauderdale, Florida, is an approximately 106,000 square foot retail shopping center containing approximately 71,000 square feet which opened in 1986 and an additional expansion of approximately 35,000 square feet which opened in 1989. The shopping center is 99% occupied as of December 31, 1995. The Country Isles Shopping Center is managed by an affiliate of the Seller.

     There is over 4.0 million square feet of competing retail space availale within a 15 minute drive of the Country Isles property. Within 4 miles of the property there are two additional shopping centers under construction which will add an additional 116,000 square feet of retail space to the competitive market. Country Isles is located in a rapidly growing area and management anticipates that the additional competition will not have an adverse impact on the operations of the property.

     Country Isles Shopping Center is encumbered by a first mortgage with an original amount of $7,000,000. The mortgage which has an outstanding balance of $6,784,728, as of December 31, 1995, bears interest at the rate of 9.75% per annum and provides for monthly payments of principal and interest in the amount of $60,141. A final installment in the amount of the entire unpaid principal balance, together with interest accrued
thereon is due on July 1, 1996.   The Partnership is currently in
negotiations regarding an extension of this loan. This loan is further secured by a guaranty of Country Isles Associates, which is without recourse to the partners of Country Isles Associates.

     Through March of 1992, Country Isles Shopping Center was managed by Arvida Management, Limited Partnership, a Delaware limited partnership which is affiliated with Arvida/JMB Partners. In March of 1992, JMB Property Management, also an affiliate of Arvida/JMB Partners, became the manager. Both the previous and current Management Agreements provide that the Manager will rent and manage the project for a term of five years, and thereafter for yearly periods, unless otherwise terminated by the parties in accordance with the agreement. Country Isles Associates shall pay the Manager a management fee in an amount equal to 4% of the monthly operating revenues from the operation of the property. Notwithstanding the foregoing, until such time as the management agent notifies owner of its election to receive the management fee discussed immediately above, Country Isles Associates shall pay the Manager, in lieu of the management fee, an amount equal to 15% of amounts paid by tenants at the project on account of reimbursement of operating expenses, excluding taxes and insurance. During 1995, 1994 and 1993, the property incurred management fees of $62,912, $63,623 and $58,080, respectively. In December of 1992 and 1993, a $150,000 loan was made to the Partnership by Arvida/JMB Partners which was repaid in January of 1993 and 1994, respectively.


Item 2.  Properties

     The Partnership owns through joint venture partnerships the properties referred to in Item 1. The three properties that the Partnership has an interest in are described below:

Sycamore Mall Associates
The property is a retail shopping center located in Iowa City, Iowa, and is situated on an approximate 21.2 acre site. It includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. The property is owned fee simple by a partnership of which the Partnership is a partner. It is subject to a first mortgage in the amount of $4,870,823 which bears interest at a rate of 8.125% payable in monthly installments of principal and interest of $44,375 until March 1, 2002, when the balance comes due.

The major tenants are Sears and Von Maur which occupy approximately 34% and 17%, respectively, of the net rentable area. Occupancy at Sycamore Mall has remained in the 94% - 99% range during the last five years. The Sears lease expires in 2002 and the annual rent is approximately $109,000. The Von Maur lease expires in 2009 and the annual rent is approximately $210,000. Average total rents received per square foot at the property during the last three years are $8.14 in 1995, $7.42 in 1994, $7.34 in 1993.

There are currently no plans for any significant improvements to the property. However, there has been discussion in the area of a new regional shopping center being planned. There are no definite announcements of construction, however the proposed location would create additional competition for Sycamore Mall. Management is closely monitoring the situation. Until a definite announcement is made and anchor tenants announced by the new mall, it is not possible to determine a plan of action.

The following table illustrates the scheduled lease expirations for Sycamore Mall, over the next ten years:

                     # of                                % of total
          leases expiring   square feet   annual rent   annual rent
          1996         9        7,259      45,450           4.2%
          1997         9       37,989     180,031          16.8%
          1998         7       19,911     245,073          22.8%
          1999         6       21,200     127,739          11.8%
          2000         1        2,800      33,600           3.1%
          2001         -            -           -             -
          2002         4       89,428     210,449          19.6%
          2003          -           -           -             -
          2004          1       3,464      45,032           4.2%
          2005          -           -           -             -

Management believes that the Sycamore Mall property has adequate insurance coverage.

Country Isles
The Country Isles Shopping Center, located in the Weston community of Fort Lauderdale, Florida, is an approximately 106,000 square foot retail shopping center containing approximately 71,000 square feet which opened in 1986 and an additional expansion of approximately 35,000 square feet which opened in 1989. Country Isles Shopping Center is encumbered by a first mortgage in the amount of $6,784,728. The mortgage loan bears interest at the rate of 9.75% per annum and provides for monthly payments of principal and interest in the amount of $60,141 with a final installment in the amount of the entire unpaid principal balance, together with interest accrued thereon due on July 1, 1996. This loan is secured by a first mortgage on the shopping center and is further secured by a guaranty of Country Isles Associates, which is without recourse to the partners of Country Isles Associates. Country Isles Associates is currently negotiating for an extension of the first mortgage loan, however, there can be no assurance that such an extension will be consummated.

The major tenants are Publix Supermarkets, Inc. and Eckerd Drugs which ocupy 37% and 10%, respectively, of the leaseable area. Occupancy at Country Isles has remained in the 94% - 99% range during the last five years. The Publix Supermarkets lease expires in 2006 and the annual rent is approximately $60,000. The Eckerd lease expires in 2006 and the annual rent is approximately $28,000. Average total rent received per square foot at the property during the last three years were $14.90 in 1995, $14.47 in 1994, $13.97 in 1993.

The following table illustrates the scheduled lease expirations for Country Isles, over the next ten years:

                     # of                               % of total
          leases expiring   square feet   annual rent   annual rent
          1996        8        12,728     235,733         29.2%
          1997        6         7,790     136,069         16.9%
          1998        3         4,162      79,732          9.9%
          1999        4         8,126     150,737         18.6%
          2000        7        15,991     252,145         31.3%
          2001        2         1,881      31,467          3.9%
          2002        -             -           -            -
          2003        1         2,690      44,385          5.5%
          2004        -             -           -            -
          2005        -             -           -            -

Management believes that the Country Isles property has adequate insurance coverage.

Evanston Galleria Limited Partnership
Evanston Galleria is a mixed-use residential and retail property located in Evanston, Illinois. The property, located on a 0.79 acre site, contains 36,068 square feet of rentable retail space and 55 loft apartments containing a total of 45,190 square feet of rentable area. The apartments are leased on a one or two year lease term. The retail space is leased on 3 to 5 year leases.

The property is owned fee simple by a partnership of which the Partnership is a partner. It is subject to a first mortgage in the amount of $8,337,228 which bears interest at a rate of 9.0% payable in monthly installments of principal and interest of $68,830 until May 1, 1996, when the balance comes due. The Galleria Partnership is currently negotiating for an extension of the first mortgage loan, however, there can be no assurance that such an extension will be consummated.

Evanston Galleria has no single tenant which accounts for more then 10% of the rentable area. Occupancy in the apartments at Evanston Galleria has remained in the 94% - 100% range during the last five years. The retail space has had a problem with tenant defaults, which has pushed overall occupancy to as low as 80% in 1991 and as of December 31, 1995, occupancy is 84%. Average total rents received per square foot at the property during the last three years were $18.21 in 1995, $17.35 in 1994, $17.40 in 1993.

The following table illustrates the scheduled lease expirations relating to the retail space, for Evanston Galleria, over the next ten years:

                     # of                               % of total
          leases expiring   square feet   annual rent   annual rent
          1996        -             -           -           -
          1997        3         9,725     203,172        15.0%
          1998        3         7,199     163,294        12.1%
          1999        -             -           -           -
          2000        2        14,662     199,077        14.7%
          2001        1         2,135      33,093         2.4%
          2002        -             -           -           -
          2003        -             -           -           -
          2004        -             -           -           -
          2005        -             -           -           -

The residential leases have terms typically expiring in one year. During 1996 residential leases representing $619,419 of annual rent will expire. During 1997, residential leases representing $38,760 of annual rent will expire. One retail tenant, with a lease for 11,500 square feet, at Evanston Galleria filed a petition for bankruptcy on January 11, 1994. The tenant stopped paying rent and vacated the premises during the third quarter of 1995. During the fourth quarter of 1995, a second tenant representing 2,135 square feet defaulted under the terms of its lease and vacated the space. Management has taken legal action action against the defaulted tenants, but currently has no estimate of the amount, if any, or timing of collection of amounts due from these tenants. Management is currently negotiating with prospective replacement tenants.

Management believes that the Evanston Galleria property has adequate insurance coverage.

The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                                     1994                    1995
                             at    at    at     at    at    at    at    at
                           03/31 06/30 09/30  12/31 03/31 06/30 09/30 12/31
          Evanston Galleria
          Evanston,
          Illinois           97%   95%  100%   97%   98%   99%   86%   84%

          Country Isles
          Ft. Lauderdale,
          Florida           100%  100%  100%   99%   99%   98%   98%   99%

          Sycamore Mall
          Iowa City,
          Iowa               96%   99%   97%   97%   99%   98%   97%   97%

Item 3.  Legal Proceedings

     The Partnership is not aware of any material pending legal proceedings to which it or its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     As of December 31, 1995, there were 479 Limited Partners holding 10,000 Units. There is no public market for Units and it is not anticipated that a public market for Units will develop. Pursuant to the terms of the Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

     Distributions to Limited Partners, through December 31, 1995, have totaled $1,018,750 since the Partnership's formation. This is approximately $101.87 of cash distributions per Unit. Each Unit originally sold for $500 and the offering was closed on January 31, 1991. Reference is made to Item 6 herein for a summary of annual cash distributions, per Unit, made to the Limited Partners.

Item 6.  Selected Financial Data
                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

              December 31, 1995, 1994, 1993, 1992 and 1991

              (not covered by Independent Auditors' Report)

                      1995       1994       1993       1992        1991
Total revenues        1,965,788  1,786,895   1,769,190   1,756,885   1,853,732

Operating income        201,314    125,828     148,568      39,878     145,393

Partnership's share of operations of
unconsolidated ventures (99,645)   (68,131)    (88,701)   (146,453)   (114,863)

Venture partners' share of consolidated
venture's operations   (124,786)   (96,382)   (108,094)    (89,242)   (117,331)

Net loss                (23,117)   (38,685)    (48,227)   (195,817)    (86,801)

Net loss per Unit (a)     (2.29)     (3.83)      (4.77)     (19.39)      (8.76)

Total assets          9,515,465  9,696,537  10,086,308  10,418,309  11,237,005

Long-term debt        4,728,865  4,881,129   4,951,845   5,032,099   5,074,474

Cash distributions
per Unit (a)             12.38      16.49       14.91       21.62       25.92

            The above selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this annual report.

   (a) The net income (loss) per Unit and the cash distributions per Unit presented for 1995, 1994, 1993, 1992, and 1991 are based on the weighted average number of Units outstanding during 1995, 1994, 1993, 1992, and 1991 which was calculated to be 10,000, 10,000, 10,000, 10,000 and 9,812 respectively.

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources:

     On February 1, 1989, the Partnership commenced a public offering of $10,000,000 of units of Limited Partnership interest (the "Units") (subject to increase by an additional $5,000,000 of Units) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933.
The Partnership terminated the offering of units on January 31, 1991, having issued 10,000 Units, resulting in gross proceeds of $5,000,000 and net proceeds to the Partnership (after deducting offering costs and selling discounts related to the purchase of Units by the General Partners and their affiliates) of $4,058,963.

     At December 31, 1995, the Partnership had cash and cash equivalents of $353,531 as compared to $208,840 as of December 31, 1994. The increase in cash and cash equivalents results from $638,030 of net cash provided from operating activities of which $57,292 was used for improvements to the Sycamore Mall property, $70,505 was incurred in relation to the refinancing of Sycamore Mall, $160,708 was distributed to Venture Partners in Sycamore Mall, $123,812 was distributed to the Limited Partners in the Partnership and $81,022 was used to reduce the principal on mortgage indebtedness at Sycamore Mall. The Partnership has had its current liabilities increase by $83,000 from the prior year, primarily due to an increased property tax liability at Sycamore Mall. Cash flow from operations is dependent on occupancy at the Partnership's properties and upon the payment of rent by the properties' tenants. Cash Flow from operations has been sufficient to meet the Partnerships' obligations in the past, however, past performance is not necessarily indicative of future performance.

     During 1995, the maturity of the mortgage loan at the Sycamore Mall was extended from September 1, 1996 to March 1, 2002. The mortgage loans on the two unconsolidated subsidiaries, Evanston Galleria and Country Isles, are scheduled to mature in 1996. Negotiations are underway to extend each of these loans. The Partnership anticipates that these negotiations will be successful, however, there can be no assurance that such extensions will be consummated. If these loan extensions are not successful, the ventures will not have sufficient capital to pay the balances due upon maturity. Additional sources of outside capital or financing would be necessary in order to avoid a default on these mortgage loans at their respective maturity dates.

     As of December 31, 1995, the Partnership has no material commitments for capital expenditures. The Partnership does not anticipate any need for external sources of liquidity, unless the mortgage loans are not extended.

     As the Partnership intends to distribute all "net cash receipts" and "sales proceeds" in accordance with the terms of the Partnership Agreement, and does not intend to reinvest any such proceeds, the Partnership is intended to be self-liquidating in nature. The Partnership's future source of liquidity and distributions is expected to come from cash generated by the Partnership's investment properties and from the sale and refinancing of such properties. To the extent a property does not generate adequate cash flow to meet its working capital requirements, the Partnership may (i) withdraw funds from the working capital reserve it maintains, (ii) fund such shortfall from excess cash generated by other properties owned or (iii) pursue outside financing
sources.   However, the Partnership may decide not to, or may not be able to, commit additional funds to certain of its investment properties. Nonetheless, it is anticipated that the current and future capital resources of the Partnership will be adequate to fund currently anticipated short and long-term requirements of its investment portfolio taken as a whole.

     There are certain risks and uncertainties associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. To date, the Partnership has not experienced any significant detrimental impact from these uncertainties and risks, except at Evanston Galleria. See Note 2 (b) to the Notes to Consolidated Financial Statements included in Item 8, for further discussion.

     In response to the weakness in the real estate industry, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership carefully scrutinizes the appropriateness of any possible discretionary expenditures, particularly as the discretionary expenditures relate to the amount of working capital reserves the Partnership has available. By conserving working capital, the Partnership expects to be in a better position to meet future needs of its properties without having to rely on external financing sources. During 1995, Sycamore Mall Associates reduced its distributions to its partners and the Partnership reduced its distributions to the Limited Partners by $41,071 from 1994.


Results of Operations:

     The results of operations for the years ended December 31, 1995, December 31, 1994 and December 31, 1993 reflect the consolidated operations of the Partnership and Sycamore Mall Associates (the "Sycamore Partnership") and its equity investments in Evanston Galleria Limited Partnership (the "Galleria Partnership") and Country Isles Associates ("Country Isles"). The results of operations of the Sycamore Partnership reflect the operations of the Sycamore Mall Shopping Center. The equity investment in the Galleria Partnership reflects the Partnership's share of the operations of the Evanston Galleria. The equity investment in Country Isles reflects the Partnership's share of the operations of the Country Isles Plaza Shopping Center.

Changes from 1994 to 1995:

     The Partnership's net loss in 1995 decreased $15,568 from $38,685 in 1994 to $23,117 in 1995. This decrease in the loss resulted primarily from an improvement in operating income of $62,716 at Sycamore Mall which was partially offset by larger losses being allocated from Evanston Galleria and Country Isles. The loss allocated from Evanston Galleria was $96,309 in 1995 as compared to $75,944 in 1994. The decrease in operating results from the Evanston Galleria resulted from the default of lease payments by two retail tenants. See Item 1 above for a discussion of this situation. The loss allocated from Country Isles in 1995 was $3,336 as compared to a gain of $7,813 in 1994. Operations at Country Isles were stable from the prior year except for a non-recurring increase in repairs and maintenance expenses, which accounted for the decrease in operating results

     The Partnership's rental income increased $55,840 or about 4% from $1,288,604 in 1994 to $1,344,444 in 1995. Percentage rents at Sycamore Mall increased $13,026 from the prior year. The balance of the increase is due to Sycamore Mall maintaining an overall higher rate of occupancy in 1995 as compared to 1994.

     Revenue from tenant charges increased $118,135 (24%) from $493,705 in 1994 to $611,840 in 1995. This increase is due to the increase in operating expenses at Sycamore Mall. The tenant charges represent the tenants' reimbursement of certain property operating expenses.

     Interest income increased $5,008 (111%) from $4,496 in 1994 to $9,504 in 1995. The increase results from the increase in cash reserves which have been held and invested by the Partnership. Since the Partnership intends to build additional cash reserves during 1996, it is anticipated that interest income will increase in 1996 as compared to 1995.

     Property operating expenses increased to $913,541 for the year ended December 31, 1995 from $794,157 for the year ended December 31, 1994. This $119,384 (15%) increase results primarily from an increase of $140,358 in property taxes which was offset by decrease in decorating and maintenance expenses. The Partnership does not expect this increase in property taxes to have a detrimental effect on the net operating income of the property since property taxes are reimbursed by the tenants. Decorating and maintenance expenses are not expected to rise. Certain decorating and maintenance expenditures, which were incurred in 1994, were not of a continuing nature.

     Interest expense decreased $24,948 (5%) from $479,499 in 1994 to $454,551 in 1995. Approximately $15,000 of the decrease resulted from the reduction in the interest rate on the mortgage loan at Sycamore Mall. The remaining $8,000 in reduction results from the repayment of $81,022 of mortgage indebtedness throughout the year. Interest expense in 1996 is expected to decrease to approximately $393,000 as a result of the reduction in the interest rate during 1995 and continued repayment of the mortgage indebtedness.

     Amortization expense increased $6,744 (23%) from $29,912 during the year ended December 31, 1994 to $36,656 during the year ended December 31, 1995. This increase is primarily due to the amortization of the capitalized financing costs relating to the refinanced loan which was not scheduled to mature until September 1996. Amortization in 1996, and subsequent years, relating to the capitalized refinancing costs should total approximately $11,000 per year.

Changes from 1993 to 1994:

     The Partnership's net loss in 1994 decreased $9,542 from $48,227 in 1993 to $38,685 in 1994. This decrease resulted primarily from an improvement in operations at all three properties. The Partnership's total revenues increased $17,705 (1%) from $1,769,190 in 1993 to $1,786,895 in 1994. Rental income decreased $10,090 due to a decrease in percentage rent income at Sycamore Mall. Income from tenant charges at Sycamore Mall increased $28,104 as a result of an increase in property operating expenses which are reimbursable by the tenants. The loss allocated from unconsolidated ventures was $68,131 in 1994, an improvement of $20,570 from 1993.

     Property operating expenses increased 8% to $794,157 for the year ended December 31, 1994 from $738,132 for the year ended December 31, 1993. This resulted from an increase in decorating and maintenance expenses at Sycamore Mall.

     Interest expense decreased $5,922 (1%) from $485,421 in 1993 to $479,499 in 1994. The reduction resulted from the repayment of mortgage indebtedness throughout the year.

     General and administrative expenses decreased by approximately $9,725 (12%) from $84,391 in 1993 to $74,666 in 1994. This resulted from decreases in accounting fees, administrative overhead and legal fees.


Inflation:

     The Partnership has completed its seventh full year of operations. During the seven years the annual inflation rate has ranged from 3.01% to 5.40% with an average of 4.21%. The effect which inflation has had on income from operations is minimal primarily due to the weak real estate market.

     Inflation in future periods may increase rental income levels (from leases to new tenants or renewals of existing leases) in accordance with normal market conditions. Such increases in rental income should offset most of the adverse impact that inflation has on property operating expenses with little effect on operating income. Continued inflation may also tend to cause capital appreciation of the Partnership's investment properties over a period of time as rental rates and replacement costs of properties continue to increase.


Asset Impairment:

     Under the Partnership's current impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to the basic principles of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". Therefore, the Partnership does not anticipate any effect on its consolidated financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

     Certain investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership, as described in Note 3 of the Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

                                  INDEX

                                                                     Page (s)

Independent Auditors' Report                                            15

Consolidated Balance Sheets, December 31, 1995 and 1994               16- 17

Consolidated Statements of Operations,
 Years ended December 31, 1995, 1994 and 1993                           18

Consolidated Statements of Partners' Capital Accounts (Deficits),
  Years ended December 31, 1995, 1994 and 1993                          19

Consolidated Statements of Cash Flows,
  Years ended December 31, 1995, 1994 and 1993                          20

Notes to Consolidated Financial Statements                           21 - 28


                                                                    Schedule

Consolidated Real Estate and Accumulated Depreciation                  III

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

                      Independent Auditors' Report

The Partners
First Dearborn Income Properties L.P. II

We have audited the consolidated financial statements of First Dearborn Income Properties L.P. II (a limited partnership) and consolidated ventures as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Dearborn Income Properties L.P. II and consolidated ventures as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the year-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Chicago, Illinois
March 8, 1996

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

                       Consolidated Balance Sheets

                       December 31, 1995 and 1994

                                 Assets

                                               1995          1994
Current assets:
     Cash and cash equivalents (note 1)         353,531        208,840
     Rents and other receivables                289,393        271,870
     Due from affiliates                          6,999          4,709
     Prepaid expense                             21,556         24,900

          Total current assets                  671,479        510,319

Investment property, at cost (note 2):
     Land                                     1,201,880      1,201,880
     Buildings and improvements               8,336,918      8,279,626
                                              9,538,798      9,481,506
     Less accumulated depreciation           (1,445,126)    (1,160,208)
                                              8,093,672      8,321,298

Investment in unconsolidated ventures,
  at equity (notes 2 and 7)                     680,842        829,297
Deferred leasing and loan costs                  69,472         35,623

Total assets                                  9,515,465      9,696,537








      See accompanying notes to Consolidated Financial Statements.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

                 Consolidated Balance Sheets - Continued

                       December 31, 1995 and 1994

          Liabilities and Partners' Capital Accounts (Deficits)

                                                1995           1994
Current liabilities:
     Accounts payable and accrued expenses         406,140        312,818
     Due to affiliates (note 6)                     10,315         14,273
     Accrued interest                               32,980         39,718
     Current portion of long-term debt  (note 3)   141,958         70,716

          Total current liabilities                591,393        437,525

Long-term liabilities:
     Long-term debt (note 3)                     4,728,865      4,881,129
     Venture partners' equity in
        consolidated venture (note 2)            1,560,090      1,596,012
     Tenant security deposits                        6,333          6,158

     Total long-term liabilities                 6,295,288      6,483,299

          Total liabilities                      6,886,681      6,920,824

Partners' capital accounts (deficits) (notes 1 and 4):
     General partners:
        Capital contributions                        1,000          1,000
        Cumulative net losses                       (4,124)        (3,893)
     Total general partners' capital (deficits)     (3,124)        (2,893)

     Limited partners:
          Capital contributions                  4,058,963      4,058,963
          Cumulative net losses                   (408,302)      (385,419)
          Cumulative cash distributions         (1,018,750)      (894,938)
    Total limited partners' capital              2,631,908      2,778,606

          Total partners' capital accounts        2,628,784     2,775,713

Commitments and contingencies (notes 2 and 6)

Total liabilities and partners' capital           9,515,465     9,696,537



      See accompanying notes to Consolidated Financial Statements.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

                  Consolidated Statements of Operations

              Years ended December 31, 1995, 1994, and 1993


                                           1995        1994        1993
Revenues:
     Rental income                        1,344,444   1,288,604   1,298,694
     Tenant charges                         611,840     493,705     465,601
     Interest income                          9,504       4,496       4,895

          Total revenues                  1,965,788   1,786,895   1,769,190

Expenses:
     Property operating expenses            913,541     794,157     738,132
     Interest                               454,551     479,499     485,421
     Depreciation                           284,918     282,833     281,008
     Amortization                            36,656      29,912      31,670
     General and administrative expenses     74,808      74,666      84,391

          Total expenses                  1,764,474   1,661,067   1,620,622

Operating income                            201,314     125,828     148,568

Partnership's share of operations
    of unconsolidated ventures              (99,645)    (68,131)    (88,701)

Venture partners' share of consolidated
  venture's operations (note 1)            (124,786)    (96,382)   (108,094)

Net loss                                    (23,117)    (38,685)    (48,227)

Net loss per limited partnership unit         (2.29)      (3.83)      (4.77)







      See accompanying notes to Consolidated Financial Statements.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

    Consolidated Statements of Partners' Capital Accounts (Deficits)

              Years ended December 31, 1995, 1994 and 1993

                           General Partners               Limited Partners (10,000 Units)
                                                     Contributions,              Cash
                                     Net                net of       Net       distrib-
                     Contributions  loss     Total   offering costs  loss        utions    Total
Balance (deficit)
 at December 31, 1992      1,000    (3,024)  (2,024)  4,058,963     (299,376)  (580,956)  3,178,631

Net loss                       -      (482)    (482)          -      (47,745)         -      47,745)
Cash distributions             -         -        -           -            -     (149,099)   (149,099)

Balance (deficit)
at December 31, 1993       1,000    (3,506)   (2,506) 4,058,963     (347,121)    (730,055)  2,981,787

Net loss                       -      (387)     (387)         -      (38,298)           -     (38,298)
Cash distributions             -         -         -          -            -     (164,883)   (164,883)

Balance (deficit)
 at December 31, 1994      1,000     (3,893)  (2,893) 4,058,963     (385,419)    (894,938)  2,778,606

Net loss                       -       (231)    (231)         -      (22,886)           -     (22,886)
Cash distributions             -          -        -          -            -     (123,812)   (123,812)

Balance (deficit)
 at December 31, 1995      1,000     (4,124)  (3,124) 4,058,963     (408,305)  (1,018,750)  2,631,908







      See accompanying notes to Consolidated Financial Statements.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

                  Consolidated Statements of Cash Flows

              Years ended December 31, 1995, 1994 and 1993
                                           1995        1994        1993
Cash flows from operating activities:
   Net loss                               (23,117)    (38,685)    (48,227)
   Items not requiring cash or cash equivalents:
     Depreciation                         284,918     282,833     281,008
     Amortization                          36,656      29,912      31,670
     Partnership's share of operations of
         unconsolidated ventures,
         net of distributions             148,455      91,259     116,944
     Venture partners' share of
       consolidated venture's operations  124,786      96,382     108,094

  Changes in:
     Rents and other receivables          (17,523)    (44,049)    (31,860)
     Due from affiliates                   (2,290)          -           -
     Prepaid expense                        3,344        (632)     (1,116)
     Accounts payable and accrued expenses 93,322       5,029     (14,282)
     Due to affiliates                     (3,958)     (8,471)     (2,652)
     Accrued interest                      (6,738)       (515)       (469)
     Tenant security deposits                 175         275           -
Net cash provided by operating activities 638,030     413,338     439,110

Cash flows for investing activities:
     Additions to investment property     (57,292)    (11,738)    (85,236)
     Payment of deferred expenses         (70,505)         -         -
     Partnership's contributions
         to unconsolidated ventures               -   (50,000)
Net cash used in investing activities    (127,797)    (11,738)   (135,236)

Cash flows for financing activities:
     Venture partners' distributions from
                   consolidated venture  (160,708)   (214,652)   (154,988)
     Distributions to limited partners   (123,812)   (164,883)   (149,099)
     Principal payments on long-term debt (81,022)    (64,251)    (70,378)
Net cash used in financing activities    (365,542)   (443,786)   (374,465)

   Net increase (decrease) in cash
           and cash equivalents           144,691     (42,186)    (70,591)

Cash and cash equivalents
     at beginning of year                 208,840     251,026     321,617

Cash and cash equivalents at end of year  353,531     208,840     251,026

Supplemental disclosure of cash flow information:
     Cash paid for mortgage
         and other interest               461,289     480,014     485,890


      See accompanying notes to Consolidated Financial Statements.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

               Notes to Consolidated Financial Statements

                    December 31, 1994, 1993 and 1992

(1)  Organization and Basis of Accounting

     The Partnership was formed under the Delaware Revised Uniform Limited Partnership Act by the recording of a Certificate of Limited Partnership as of May 19, 1988. Initial capital contributions were $1,000 by the General Partners and $1,000 by the Initial Limited Partner. The Initial Limited Partner (an affiliate of the Managing General Partner) withdrew as a Limited Partner upon the admission of the first additional Limited Partners on October 16, 1989 when the initial closing of the offering was consummated. The Agreement of Limited Partnership authorized the issuance of up to 20,000 additional Units (subject to increase by an additional 10,000 Units) at $500 per Unit. A total of 7,789 Units was subscribed for and issued between February 1, 1989 and December 31, 1990. An additional 2,211 Units were issued during 1991 of which 1,669 Units were purchased by an affiliate of the General Partners
pursuant to its Agreement to Purchase Units.   The offering terminated on
January 31, 1991 at which time an aggregate 10,000 Units had been sold.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited Partnership and Country Isles Associates.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying Consolidated Financial Statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded for the Partnership. The net effect of these is as follows:

                                               (Unaudited)          (Unaudited)
                                        1995      1995        1994      1994
                                        GAAP      Tax         GAAP      Tax
                                        Basis     Basis      Basis      Basis
Total assets                         9,515,465  3,828,110  9,696,537  3,980,244

Partners' capital accounts  (deficits):
    General partners                    (3,124)    (2,863)    (2,893)    (1,999)
    Limited partners                 2,631,908  3,642,365  2,778,606  3,904,980

Net income (loss):
  General partners                        (231)      (864)      (387)      (515)
  Limited partners                     (22,886)   (23,481)   (38,298)   (12,150)


Net loss per limited partnership unit    (2.29)     (2.35)     (3.83)     (1.22)

     The net loss per limited partnership unit presented for 1995, 1994 and 1993 is based on the limited partnership units outstanding at the end of each period (10,000).

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and
certificates of deposit at cost which approximates market.   For the
purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($94,912 and $104,382 at December 31, 1995 and 1994, respectively), as cash equivalents.

     Deferred offering costs were charged to the partners' capital accounts upon consummation of the offering. Deferred organization costs were amortized over a 60-month period using the straight-line method. Deferred loan costs are amortized over the terms of the related agreements using the straight-line method. Leasing commissions are amortized over the terms of the related tenant leases using the straight-line method.

     Depreciation on the investment properties acquired has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     No provision for Federal income taxes has been made as any liability for such taxes would be that of the partners rather than the Partnership.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Venture Agreements

     (a)  General

     The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through December 31, 1995. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

     (b)  Evanston Galleria Limited Partnership

     On October 31, 1989, the Partnership acquired an interest in Evanston Galleria Limited Partnership (the "Galleria Partnership") which owns a 100% beneficial interest in the Evanston Galleria, a mixed-use residential and retail property located in Evanston, Illinois. The property, located on a .79 acre site, contains 36,068 square feet of rentable retail space and 55 loft apartments. The Partnership's acquisition of its interest was effected through its acquisition of an 18.30% general partnership interest in the Galleria Partnership from First Dearborn Evanston Associates Limited Partnership ("Evanston Associates"), an affiliate of the General Partners. Evanston Associates originally agreed to purchase a 76.67% interest in the Galleria Partnership by agreeing to contribute an aggregate $2,313,125 to the Galleria Partnership. The Partnership acquired a portion of the 76.67% general partnership interest on the same terms by contributing $552,066 for its 18.30% general partnership interest. The seller retained a 23.33% limited partnership interest.

     The Partnership and Evanston Associates, as general partners of the Galleria Partnership, have certain preferences from operating cash flow and distributions from sales or refinancing. Profits are generally allocated in accordance with cash distributions (including preferences) and then in accordance with the respective partner's interest. Losses are allocated first to partners with positive capital account balances and then in accordance with the respective partner's interest.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued

     The limited partners ("Guarantors") of the Galleria Partnership had provided the Partnership and Evanston Associates with a guaranty of minimum rentals on certain retail space, maximum debt service levels and maximum real estate tax expenses in the Galleria Partnership. The property has failed to perform as expected and the Galleria Partnership has called upon the Guarantors to satisfy their obligations under the guaranties. The Guarantors have failed to fulfill their obligations to the Partnership, and the General Partners have taken actions to protect the rights of the Partnership, including receipt of an assignment in favor of the Partnership of the Guarantors' limited partnership interests in the Galleria Partnership of 5.57% and the receipt of security interests in certain other limited partnership interests owned by the Guarantors. Amounts owned pursuant to such guaranties which are secured by the limited partners' partnership interests will be recorded upon receipt.

     The property is managed by an affiliate of the Managing General Partner. The fee is subordinated to the Partnership and Evanston
Associates receiving the Preferred Return (as defined). No management fee was paid in 1995, 1994 or 1993.

     During 1991, occupancy at Evanston Galleria declined from 96% at March 31, 1991 to 80% at December 31, 1991. This decline resulted principally from the closing of certain retail tenants which were experiencing financial problems. The weak economy and the inability of the Partnership to access sufficient capital hampered its ability to retenant the vacant space. This decline in occupancy had an adverse affect on the cash flow and rendered the Partnership unable to satisfy certain obligations relating to the property. During the fourth quarter 1992, the remainder of the retail space was leased and occupancy increased to 96%.

     In connection with the loan modification to the first mortgage, which closed in February of 1993 and was effective August 1, 1992, the Galleria Partnership received an infusion of additional capital and obtained modifications of the terms of its loans. These modifications are summarized as follows:

Capital infusion:

     - $202,000 of additional capital was contributed to the Galleria Partnership by Evanston Associates, of which the Partnership's share was $50,000, in exchange for a preferred equity position. The preferred equity holders shall receive an annual preferred return from cash distributions in an amount equal to the lesser of: a) prime rate plus 2%, or b) 10% per annum. For financial reporting purposes, the Partnership has a 23.87% interest in the Galleria Partnership.

The first mortgage loan was modified as follows:
     -  Interest which was unpaid from the period March 1, 1992 through
July 30, 1992 in the amount of $342,171 was added      to the loan
principal.
     -  The interest rate was reduced from 10% to 9%.
     - Amortization of the loan amount will be based on a 30-year term from August of 1992.
     - The Galleria Partnership must accumulate a $50,000 reserve account before making any distributions to partners.
     -  The Guarantors extended their guaranty to May 1, 1996.

No gain or loss was recognized in 1992 by the Galleria Partnership in conjunction with the modification.

The second mortgage loan was modified as follows:
     - The principal amount of the loan was reduced from $250,000 to $175,000.
     -  Unpaid interest of approximately $17,000 was forgiven.
     - Repayment of this loan was subordinated to the preferred equity holders.

A nominal gain was recognized in 1992 by the Galleria Partnership as a result of the modification of the second mortgage loan.

The first mortgage loan matures on May 1, 1996. The Galleria Partnership is currently negotiating for an extension of the first mortgage loan, however, there can be no assurance that such an extension will be consummated.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued


     (c)  Sycamore Mall Associates

     On October 26, 1990, the Partnership contributed $2,275,000 to acquire a 53.40% general partnership interest in Sycamore Mall Associates, a general partnership formed to acquire the Sycamore Mall Shopping Center in Iowa City, Iowa. The property, situated on an approximate 21.2 acre site, includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. Sycamore Mall Associates acquired the property on October 26, 1990 for a purchase price of $9,400,000, subject to a purchase money note of $5,140,000 bearing interest at 10% payable interest only until maturity on October 26, 1995. On August 8, 1991, Sycamore Mall Associates obtained a first mortgage in the amount of $5,140,000 which bore interest at a rate of 9.625% payable in monthly installments of principal and interest of $45,355 commencing October 1, 1991 for 60 months until September 30, 1996. The proceeds of this first mortgage were used to repay the original purchase money note. In October 1995, the first mortgage loan was modified. The terms of the modification reduced the interest rate to 8.125%, reduced the monthly payments of principal and interest to $44,375 and extended the maturity to March 1, 2002.

     First Dearborn Income Properties L.P., a public limited partnership affiliated with the General Partners of the Partnership, and First Dearborn Sycamore Associates Limited Partnership ("FDSALP"), a privately offered limited partnership also affiliated with the General Partners, are the joint venture partners in Sycamore Mall Associates and contributed a total of $1,075,000 and $910,000 for 25.24% and 21.36% of the general partner interests, respectively.

     The terms of the Sycamore Mall Associates partnership agreement provide that cash flow, sale or refinancing proceeds and profit and loss will be distributed or allocated in proportion to the partner's ownership interests.

     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1995, 1994 and 1993 the property incurred management fees of $97,270, $88,306 and $87,325, respectively.

     (d)  Country Isles

The Country Isles Shopping Center, located in the Weston community of Fort Lauderdale, Florida, is an approximately 106,000 square foot retail shopping center containing approximately 71,000 square feet which opened in 1986 and an additional expansion of approximately 35,000 square feet which opened in 1989. The shopping center is 99% occupied as of December 31, 1995. The Country Isles Shopping Center is managed by an affiliate of the seller.

     Country Isles Shopping Center is encumbered by a first mortgage with an original amount of $7,000,000. The mortgage which has an outstanding balance of $6,784,728, as of December 31, 1995, bears interest at the rate of 9.75% per annum and provides for monthly payments of principal and interest in the amount of $60,141. A final installment in the amount of the entire unpaid principal balance, together with interest accrued
thereon is due on July 1, 1996.   The Partnership is currently in
negotiations regarding an extension of this loan, however, there can be no assurance that such an extension will be consummated. This loan is further secured by a guaranty of Country Isles Associates, which is without recourse to the partners of Country Isles Associates.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued


     Through March of 1992, Country Isles Shopping Center was managed by Arvida Management, Limited Partnership, a Delaware limited partnership which is affiliated with Arvida/JMB Partners. In March of 1992, JMB Property Management, also an affiliate of Arvida/JMB Partners, became the manager. Both the previous and current Management Agreements provide that the Manager will rent and manage the project for a term of five years, and thereafter for yearly periods, unless otherwise terminated by the parties in accordance with the agreement. Country Isles Associates shall pay the Manager a management fee in an amount equal to 4% of the monthly operating revenues from the operation of the property. Notwithstanding the foregoing, until such time as the management agent notifies owner of its election to receive the management fee discussed immediately above, Country Isles Associates shall pay the Manager, in lieu of the management fee, an amount equal to 15% of amounts paid by tenants at the project on account of reimbursement of operating expenses, excluding taxes and insurance. During 1995, 1994 and 1993, the property incurred management fees of $62,912, $63,623 and $58,080, respectively. In December of 1992 and 1993, a $150,000 loan was made to the Partnership by Arvida/JMB Partners which was repaid in January of 1993 and 1994, respectively.

 (3)  Long-Term Debt

     Long-term debt consists of the following at December 31, 1995 and 1994:

                                                          1995       1994
$4,899,448 mortgage note, bearing interest
at 8.125%, payable in monthly installments of
principal and interest of $44,375 until maturity on
March 1, 2002 when the remaining principal balance
of $3,780,785 is payable; secured by the real and
personal property of Sycamore Mall Shopping Center.       4,870,823         -

$5,140,000 mortgage note, bearing interest
at 9.625%, payable in monthly installments of
principal and interest of $45,355 until maturity on
September 30, 1996 when the remaining principal balance
of $4,830,075 is payable; secured by the real and
personal property of Sycamore Mall Shopping Center.               -   4,951,845

     Less current portion of long-term debt                 141,958      70,716

     Total long-term debt                                 4,728,865   4,881,129

     Five year maturities of long-term debt are as follows:

                          1996       $141,958
                          1997        153,932
                          1998        166,915
                          1999        180,993
                          2000        179,290

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued

(4)  Partnership Agreement

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership for Federal income tax purposes from operations generally will be allocated 99% to the Limited Partners and 1% to the General Partners. Net profits for Federal income tax purposes from the sale or refinancing of properties will be allocated as follows: (i) first, to the Partners who have a deficit capital account balance in an amount equal to their deficit balance; (ii) second, to the Limited Partners in an amount equal to their contributed capital plus a stipulated return thereon; and (iii) thereafter, 90% to the Limited Partners and 10% to the General Partners. Net losses from the sale or
refinancing of properties will be allocated as follows:   (i)  first, to
the Partners who have a positive capital account balance in an amount equal to their positive balance; and (ii) thereafter, 99% to the Limited Partners and 1% to the General Partners.

     Operating Cash Flow, as defined in the Partnership Agreement, prior to the date the public offering terminated was distributed 100% to the Limited Partners. Operating Cash Flow subsequent to termination of the public offering will be distributed during the first five years, 99% to the Limited Partners and 1% to the General Partners and, thereafter, 90% to the Limited Partners and 10% to the General Partners subject to certain limitations. Sale or refinancing proceeds will be distributed 100% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. Any remaining sale or refinancing proceeds will then be distributed 90% to the Limited Partners and 10% to the General Partners.

     For financial reporting purposes, net profits or losses from operations are allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners are not required to make any capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership.


(5)  Leases

     The Partnership has determined that all leases relating to the properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life of the property. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, many of the leases provide for additional rent based upon percentages of tenants' sales volume.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                          1996    $ 1,065,113
                          1997      1,003,282
                          1998        724,276
                          1999        596,052
                          2000        498,798
                    Thereafter      2,402,658
                                   $6,290,179

     Percentage rents (based on tenants' sales volume) included in rental income were $171,305, $158,279 and $170,937 for the years ended December 31, 1995, 1994 and 1993, respectively.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued

(6)  Transactions with Affiliates

     Affiliates of the General Partners are entitled to receive from the Partnership acquisition fees, equal to 9% of the gross proceeds from the offering of Units, in connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties. The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership.

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                   Unpaid  at
                                       1995      1994      1993    Dec. 31, 1995
Reimbursement (at cost)
  for out of pocket expenses             2,375    2,536     3,843        0
Reimbursement (at cost)
  for administrative services           14,224   14,227    22,333   10,288

                                        16,599   16,763    26,176   10,288

(7)  Investment in Unconsolidated Ventures

     Summary combined financial information for Evanston Galleria Limited Partnership and Country Isle Associates as of December 31, 1995 and 1994 is as follows:

                                                   1995         1994
        Current assets                                 393,116      482,797
        Current liabilities                        (15,962,345)    (932,227)
          Working capital                          (15,569,229)    (449,430)

        Deferred expenses                              104,155      157,856
        Ventures partners' equity                    3,362,339    3,033,882
        Investment property, net                    12,958,577   13,383,945
        Long-term debt                                (175,000) (15,296,956)
          Partnership's capital                        680,842      829,297

     Represented by:
          Invested capital                           1,548,815    1,548,815
          Cumulative cash distributions               (204,761)    (155,951)
          Cumulative loss                             (663,212)    (563,567)
                                                       680,842      829,297

     Total revenues                                  3,059,677    2,943,721
     Total expenses                                  3,479,039    3,224,669
     Net loss                                         (419,362)    (280,948)

The total revenues, expenses and net loss for the above ventures for the year ended December 31, 1993 were $2,865,518, $3,235,669 and $370,151, respectively.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued


(8)  Fair Value of Financial Instruments

     The Partnership believes the carrying amount of its financial instruments included in cash and cash equivalents, rents and other receivables and accounts payable and accrued expenses approximates fair value because of the relatively short maturity of these instruments. In addition, the estimated fair value of the long-term debt is not significantly different from the carrying value in the accompanying consolidated financial statements.

(9)  Subsequent Event

     In March 1996, the Partnership paid cash distributions of $20,594 to the Limited Partners.

                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                             (a limited partnership)
                            and Consolidated Venture

                                December 31, 1995

                                  Schedule III
              Consolidated Real Estate and Accumulated Depreciation

                              (a)
            Initial Cost to Partnership   Additions         Gross amount of asset at period end

                            Building &   Building &              Building &            Accumulated  Date of       Date Depreciable
         Encumbrance  Land  Improvements Improvements    Land    Improvements  Total  Depreciation Construction Acquired   Lives
Shopping Center                                                                                          1969
Iowa City,
Iowa      4,870,823  1,201,880  7,910,902    426,016     1,201,880  8,336,918  9,538,798   1,445,126     1972    10/26/90 5-30 yrs

(a)  The initial cost represents the original purchase price of the properties.
(b) The aggregate cost of the above real estate at December 31, 1995 for Federal income tax purposes is $9,538,798.

<CAPTION
                                    1995        1994        1993
(c)  Reconciliation of real estate owned
            Balance at
              beginning of period  9,481,506   9,469,768   9,384,532
            Additions                 57,292      11,738      85,236
            Balance at
              end of period        9,538,798   9,481,506   9,469,768

(d)  Reconciliation of accumulated depreciation
            Balance at
              beginning of period  1,160,208     877,375     596,367
            Depreciation expense     284,918     282,833     281,008
            Balance at
              end of period        1,445,126   1,160,208     877,375

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None



                               PART III

Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Partnership are:

     FDIP, Inc., an Illinois corporation, Managing General Partner; and FDIP Associates, an Illinois general partnership, Associate General Partner.

     FDIP, Inc., the Managing General Partner, is a corporation formed under the laws of the State of Illinois. Its issued and outstanding shares are owned by Messrs. Bruce H. Block and Robert S. Ross. The officers of the Managing General Partner are Robert S. Ross, President, and Bruce H. Block, Vice President and Secretary. Messrs. Block and Ross are its sole directors.

     FDIP Associates, the Associate General Partner, was formed under
the laws of the State of Illinois and has a nominal net worth.   Its
constituent partners are First Dearborn Partners, an Illinois general partnership formed in January, 1984, whose constituent partners are Messrs. Block and Ross, and Hampshire Syndications, Inc., a New Hampshire corporation. Hampshire Syndications, Inc. is wholly owned by Hampshire Funding, Inc., a New Hampshire corporation, which is a wholly-owned subsidiary of Chubb Life Insurance Company of America. The officers and directors of Hampshire Syndications, Inc. are Ronald Angarella, President and Director, Charles C. Cornelio, Vice President, Counsel, Secretary and Director, Frederick H. Condon, Vice President and Director, John A. Weston, Treasurer.


     Messrs. Block and Ross are not affiliated with Chubb Securities Corporation, except that each is affiliated with the Associate General Partner.

      The persons listed below occupy key management position with the General Partners:

     Mr. Bruce H. Block, age 58, has been a principal in numerous real estate ventures which own, have an interest in, or have owned various types of property that have included apartment and office
buildings,  shopping centers and vacant land.   Mr. Block is an
Illinois licensed attorney, a certified public accountant and a licensed real estate broker in the State of Illinois. Mr. Block practiced corporate and real estate law in Chicago for over 20 years and is a shareholder in the Chicago law firm of Ross & Block, P.C.

     Mr. Robert S. Ross, age 58, has been a principal in many real estate ventures which own, have an interest in, or have owned various types of property including apartment and office buildings, shopping centers and vacant land. Mr. Ross is an Illinois licensed attorney, a licensed real estate broker in the State of Illinois and is an affiliate member of Real Estate Securities and Syndication Institute. He also practiced general and real estate law in the Chicago area for over 22 years and is a shareholder in the Chicago law firm of Ross & Block P.C.

     Mr. Ronald R. Angarella, age 38, currently serves as President, Chairman and Director of Chubb Securities Corporation and Hampshire Funding, Inc. and President and Director of Hampshire Syndications, Inc. Mr. Angarella is also President and Director of Chubb America Fund, Inc., Senior Vice President and Director of Chubb Investment Funds, Inc., President and Trustee of Chubb Series Trust and Senior Vice President, Sales of Chubb Life Insurance Company of America. Mr. Angarella is a graduate of Providence College and Brown University.

     Mr. Charles C. Cornelio, age 36, is Vice President, General Counsel and Secretary of Chubb Securities Corporation, Hampshire Syndications, Inc. and Hampshire Funding, Inc. He is also Senior Vice President and Chief Administrative Officer of Chubb Life Insurance Company of America, Vice President and General Counsel of Chubb America Fund, Inc. and Chubb Investment Funds, Inc. and Vice President, Counsel and Assistant Secretary of Chubb Series Trust.

     Mr. Frederick H. Condon, age 61, is a Director of Hampshire Funding, Inc. and Chubb Securities Corporation. Mr. Condon also serves as Senior Vice President, General Counsel and Secretary of Chubb Life Insurance Company of America, Director, Senior Vice President, General Counsel and Secretary of Colonial Life Insurance Company of America and Chubb Sovereign Life Insurance Company and Director of Chubb America Service Corp.

     John Weston, age 36, Treasurer of Hampshire Funding, Inc., Chubb Securities Corporation, Hampshire Syndications, Inc., Chubb Investment Funds, Inc., Chubb America Fund, Inc., Chubb Series Trust and Chubb Investment Advisory Corporation. Mr. Weston also serves as Assistant Vice President of Chubb Life Insurance Company of America.

Item 11.   Executive Compensation

     The Partnership has no officers or directors and instead is managed by FDIP, Inc., its Managing General Partner.

     Officers and directors of the Managing General Partner receive no direct remuneration in such capacities from the Partnership. In addition, the Partnership is a registrant that qualifies as a small business issuer as defined in Item 10(a)(1) of Regulation S-B. Accordingly, certain of the disclosures typically required by Item 402 are not applicable to the Partnership and the information set forth herein has been appropriately modified.

The Partnership is required to pay certain fees to the General Partners or their affiliates and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Compensation Table" at pages 9-10 of the Prospectus, a copy of which descriptions is filed herewith and is hereby incorporated herein by reference. Reference is also made to Note 4 of Notes to Consolidated Financial Statements filed with this annual report for a description of such distributions and allocations.

     Certain compensation has accrued to the General Partners and their affiliates for services rendered on behalf of the Partnership. Affiliates of the General Partners are entitled to receive from the Partnership acquisition fees, equal to 9% of the gross proceeds from the offering of Units, in connection with the evaluation, investigation, negotiation, selection and purchase of the Partnership's investment properties.

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership.

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                  Unpaid  at
                                    1995      1994      1993      Dec. 31, 1995
Reimbursement (at cost)
  for out of pocket expenses         2,375     2,536     3,843           0
Reimbursement (at cost)
  for administrative services       14,224    14,227    22,333      10,288

                                    16,599    16,763    26,176      10,288

     There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security ownership of certain Beneficial Owners and
Management

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

     (b) The following table sets forth information regarding the beneficial ownership of Units as of December 31, 1995 by directors and/or general partners of the General Partners, and by all officers, directors and for general partners of the General Partners as a group:

                                            Amount and
       Title         Name and address of    nature of         Percent
       Class         Beneficial Owner       Ownership         of Class
     Limited         Robert S. Ross          0 Units               0%
     Partnership     154 W. Hubbard
     Units           Chicago, IL

     Limited         Chubb Life            1,689 Units (1)      16.9%
     Partnership     Insurance Company
     Units           One Granite Place,
                     Concord, NH 03301

     Limited         All officers           15 Units (1)    less than 1%
     Partnership     directors, and
     Units           general partners
                     as a group

     (1) During January 1991, Chubb Life Insurance Company of America (Chubb Life), an affiliate of Hampshire Syndication, Inc., acquired 1,669 Units under an agreement with the Partnership. During 1993, Chubb Securities Corporation, a wholly owned subsidiary of Chubb Life
(CSC), acquired 20 Units pursuant to an arbitration order. Because CSC is owned entirely by Chubb Life, the units owned by CSC have been attributed in this table to Chubb Life.


Item 13.  Certain Relationships and Related Transactions

     There were no significant transactions or business relationships with the Managing General Partner, affiliates, or other management other than those described in Item 10 and 11 above, and Note 6 to the Consolidated Financial Statements.

                                PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
8-K

      (a) (1)(2) See Index to Financial Statements and Financial Statement Schedules on page 14.

           (3)  Exhibits
               (3-A) The Prospectus of the Partnership dated February 1, 1989 as supplemented February 24, 1989, October 27, 1989, April 26, 1990, October 9, 1990 and December 24, 1990 filed pursuant to Rule 424(b) under the Securities Act of 1933 as amended (File No. 33-23048), is hereby incorporated herein by reference.

               (3-B)   Amended Agreement of Limited Partnership set
forth as Exhibit A to the Prospectus, pursuant to Rule 424(b) under the Securities Act of 1933 as amended (File No. 33-23048), is hereby incorporated herein by reference.

               (13) Annual Report to the limited partners consists substantially of the financial statements contained in Item 8.

     (b)  No reports on Form 8-K were filed in the last quarter of 1995.

     (c) An annual report for the fiscal year 1995 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

     (d)  Exhibits - See Item 14(a) - (3).

     (e)  Financial Statement Schedules.   See Index to Financial
Statements and Financial Statement Schedules on page 14.

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

                                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                                        (Registrant)

                                    BY: FDIP, Inc.
                                       (Managing General Partner)


Date:  March 29, 1996               BY: /s/ Robert S. Ross
                                            Its:  President

                                    BY:  FDIP Associates II
                                       (Associate General Partner)
                                       BY:  First Dearborn Partners, a Partner

Date:  March 29, 1996               BY: /s/ Bruce H. Block
                                            a Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                          Title        Date


      /s/ Robert S. Ross        President and Director      March 29, 1996
       Robert S. Ross           of FDIP, Inc. (Principal
                                  Executive Officer)

      /s/ Bruce H. Block        Secretary and Director      March 29, 1996
       Bruce H. Block            of FDIP, Inc. (Principal
                                  Financial Officer)