Form 10-Q
period 1996-09-30
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1996-11-14
CIK 837557

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996
                                  OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ........ to ........


                    Commission file number 0-19198


               FIRST DEARBORN INCOME PROPERTIES L.P. II
        (Exact name of registrant as specified in its charter)


    Delaware                                             36-3591517
(State of organization)                    (IRS Employer Identification No.)


 154 West Hubbard Street, Suite 250, Chicago, IL            60610
  (Address of principal executive offices)                (Zip Code)


   Registrant's telephone number, including area code (312) 464-0100





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X   No ____


Units outstanding as of September 30, 1996:  10,000

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

               September 30, 1996 and December 31, 1995
                              (Unaudited)

                                Assets
                                           September 30,    December 31,
                                                   1996            1995
Current assets:
     Cash and cash equivalents (note 1)         578,955         353,531
     Rents and other receivables                268,069         289,393
     Due from affiliates                          4,814           6,999
     Prepaid expense                              1,205          21,556
          Total current assets                  853,043         671,479

Investment property, at cost (note 1):
     Land                                     1,201,880       1,201,880
     Building                                 8,350,456       8,336,918
                                              9,552,336       9,538,798
     Less accumulated depreciation           (1,645,557)     (1,445,126)
                                              7,906,779       8,093,672

Investment in unconsolidated
         ventures, at equity (note 2)           291,730         680,842
Deferred leasing and loan costs                  61,823          69,472

     Total assets                             9,113,375       9,515,465


          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

               September 30, 1996 and December 31, 1995
                              (Unaudited)

              Liabilities and Partners' Capital Accounts
                                              September 30,   December 31,
                                                      1996           1995
Current liabilities:
     Accounts payable and accrued expenses         324,901        406,140
     Due to affiliates (note 3)                      4,527         10,315
     Accrued interest                               32,266         32,980
     Current portion of long-term debt             142,500        141,958
          Total current liabilities                504,194        591,393

Long-term debt                                   4,552,226      4,728,865
Venture partners' equity
          in consolidated venture (note 2)       1,641,333      1,560,090
Tenant security deposits                             5,433          6,333
     Total long-term liabilities                 6,198,992      6,295,288

     Total liabilities                           6,703,186      6,886,681

Partners' capital accounts (deficits) (note 1):
     General partners:
          Capital contributions                      1,000          1,000
          Cumulative net losses                     (3,586)        (4,124)
                                                    (2,586)        (3,124)

     Limited partners:
          Capital contributions                  4,058,963      4,058,963
          Cumulative net losses                   (354,993)      (408,302)
          Cumulative cash distributions         (1,291,195)    (1,018,750)
                                                 2,412,775      2,631,908

      Total partners' capital accounts           2,410,189      2,628,784

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital    9,113,375      9,515,465

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statement of Operations

            Three months ended September 30, 1996 and 1995

                              (Unaudited)

                                                    1996            1995
Revenues:
     Rental income                               326,452         342,707
     Tenant charges                              151,157         140,140
     Interest income                              11,038           1,481
          Total revenues                         488,647         484,328

Expenses:
     Property operating expenses                 220,128         203,075
     Interest                                     97,041         118,038
     Depreciation                                 57,210          63,798
     Amortization                                  2,650           5,281
     General and administrative expenses           9,015           7,412
          Total expenses                         386,044         397,604

Operating income (loss)                          102,603          86,724

Partnership's share of operations
   of unconsolidated ventures                    (52,261)         (6,295)

Venture partner's share of consolidated
   venture's operations (note 1)                 (47,779)        (43,843)

Net income (loss)                                  2,563          36,586

Net income (loss) per
        limited partnership unit  (note 1)          0.25            3.62

Cash distribution per
        limited partnership unit                    2.06            2.07

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statement of Operations

             Nine months ended September 30, 1996 and 1995

                              (Unaudited)

                                                  1996             1995
Revenues:
     Rental income                             989,699          984,953
     Tenant charges                            449,376          427,313
     Interest income                            11,038            7,173

          Total revenues                     1,450,113        1,419,439

Expenses:
     Property operating expenses              636,438           593,560
     Interest                                 293,281           355,383
     Depreciation                             200,431           204,361
     Amortization                               7,649            15,842
     General and administrative expenses       73,659            64,995

          Total expenses                    1,211,458         1,234,141

Operating income (loss)                       238,655           185,298

Partnership's share of operations
  of unconsolidated ventures                  (42,990)          (52,090)

Venture partner's share of consolidated
  venture's operations (note 1)              (141,818)         (112,905)

Net income (loss)                              53,847            20,303

Net income (loss) per
 limited partnership unit (note 1)               5.33              2.01

Cash distribution per
 limited partnership unit                       27.24             10.31

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statements of Cash Flows

             Nine months ended September 30, 1996 and 1995

                              (Unaudited)

                                                     1996          1995
Cash flows from operating activities:
  Net income (loss)                                53,847        20,303
  Items not requiring (providing)
             cash or cash equivalents:
     Depreciation                                 200,431       204,361
     Amortization                                   7,649        15,842
     Partnership's share of operations of
                   unconsolidated  ventures       389,112        75,297
     Venture partners' share of
          consolidated venture's operations        81,243         7,750

  Changes in:
     Rents and other receivables                   21,324        37,777
     Prepaid expenses                              20,351        24,900
     Accounts payable and accrued expenses        (81,953)      (44,553)
     Due to affiliates                             (3,603)       (5,555)
     Tenant deposits                                 (900)         (325)
Net cash provided by (used in)
                       operating activities       687,501       335,797

Cash flow from investment activities:
     Additions to building and deferred costs     (13,538)      (77,254)
Net cash provided by (used in)
                       investment activities      (13,538)      (77,254)


Cash flows from financing activities:
     Distributions to limited partners           (272,445)     (103,117)
     Principal payments on long-term debt        (176,097)      (52,397)
Net cash used in financing activities            (448,542)     (155,514)

Net increase (decrease) in
                 cash and cash equivalents        225,424       103,029

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

              Notes to Consolidated Financial Statements

                      September 30, 1996 and 1995

                              (Unaudited)

       Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

     For the three and nine month periods ended September 30, 1996 and September 30, 1995, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited Partnership and Country Isle Associates for the three and nine month periods ended September 30, 1996 and September 30, 1995.

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the nine months ended September 30, 1996 and 1995 is summarized as follows:

                                           1996                1995
                                    GAAP        Tax      GAAP         Tax
                                   Basis      Basis     Basis       Basis
Net income (loss)                 53,847    50,000    (16,285)      6,500

Net income (loss) per
    limited partnership unit        5.33      4.95      (1.61)       0.65

      The net income (loss) per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

       Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less ($440,061 and $94,912 at September 30, 1996 and December 31, 1995,
respectively) as cash equivalents.

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

(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through September 30, 1996. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the nine months ended September 30, 1996 and 1995 are as follows:

                                                              Unpaid at
                                                           September 30,
                                           1996     1995           1996
     Reimbursement (at cost) for
              administrative services    15,000     15,000      4,527
                                         15,000     15,000      4,527

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

(4)  Unconsolidated Ventures - Summary Information

     Summary income statement information for the combined operations of Evanston Galleria Limited Partnership and Country Isle Plaza for the nine months ended September 30, 1996 and 1995 is as follows:


                                            1996              1995
     Total revenue                         2,391,634        2,149,134
     Operating income (loss)                (160,100)        (235,000)
     Partnership's share of income (loss)    (42,990)         (55,597)

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1996 and 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      At September 30, 1996, the Partnership had cash and cash equivalents of $578,955 which will be utilized for working capital requirements and for future distributions to Partners. This is $225,424 more than the $353,531 balance at December 31, 1995. The Partnership has reduced its regular distribution to Limited Partners. The Partnership is attempting to accumulate additional cash reserves to be utilized, if needed, during leasing efforts at Sycamore Mall. However, the Partnership made a special distribution to Limited Partners during the second quarter of 1996. The Partnership received a special distribution in the amount of $210,650 from Country Isles Asssociates, which it then distributed to the Limited Partners, as more fully described below. During the three and nine month periods ended September 30, 1996, the Partnership distributed $20,600 ($2.06 per unit) and $272,445 ($27.24 per unit), respectively, to Limited Partners. This compares to $20,667 ($2.07 per unit) and $103,117 ($10.31) per unit during the three and nine month periods ended
September 30, 1995. The Partnership plans to continue regular quarterly distributions of $20,594 ($2.06 per unit), from the operating cash flows of the Partnership.

      Net cash provided by operating activities during the nine months ended September 30, 1996 was $703,327, an increase of $335,797 from the $367,530 of cash provided by operating activities during the nine months ended September 30, 1995. The increase results primarily from
(1) a $210,650 special distribution received from Country Isles Associates, (2) $73,498 in additional cash flow from the Venture Partner's share of consolidated operations and (3) an additional $103,600 of cash flow from unconsolidated ventures.

       On  April  25,1996,  Country  Isles  Associates  completed  the refinancing of Country Isles Plaza in Ft. Lauderdale, Florida. The new mortgage funded $8,100,000, the proceeds of which were used to repay the outstanding balance of $6,807,669 on the existing mortgage, pay the costs of completing the new loan (approximately $98,700), and provide for property tax escrow and working capital. Out of the remaining proceeds, the Partnership received a distribution of $210,650 from Country Isles Associates. The Partnership made a special distribution to the Limited Partners. No significant impact to the property is anticipated as a result of the increased mortgage indebtedness. As a result of a reduction in the interest rate from 9.75% to 7.00%, the monthly payments have decreased from $60,141 to $57,250. The mortgage matures on May 1, 2001.

      The Evanston Galleria continues to search for a replacement tenant for approximately 11,500 square feet of retail space, which is approximately 14% of the total rentable space in the building. One retail tenant, which filed a petition for bankruptcy on January 11, 1994, stopped paying rent and vacated the premises during the third quarter of 1995. As a result, monthly revenues have been reduced by $12,657 since the tenant stopped paying rent. Management is currently negotiating with prospective replacement tenants. Additionally, management is continuing to take legal action against the former tenant, although there is currently no estimate of the amount of or timing of any payments which may be received. The maturity of the mortgage indebtedness at Evanston Galleria has been extended to May 1, 1998. The interest rate on the loan remains at 9% per annum, however, the monthly payments have been reduced to $57,143. This payment is based on an interest rate of 8.25%. The amount of interest which is not being paid currently is accruing to the principal amount of the loan. The interest shortfall will be due at the maturity of the loan, along with the outstanding principal balance.

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

Results of Operations

     For the three and nine month periods ended September 30, 1996 and September 30, 1995, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's uncolidated ventures, its interest in Evanston Galleria Associates and Country Isles.

      Net Income for the three months ended September 30, 1996 was $2,563 as compared to $20,303 during the three months ended September 30, 1995. Net Income for the nine months ended September 30, 1996 was $53,847 as compared to $20,303 during the nine months ended September 30, 1995. The improved operating results for the comparable nine month periods are a result of increased profitability at Sycamore Mall and Country Isles. In addition, cash flow from operations increased by $351,797, from the prior year. The increase in cash flow is largely impacted by the receipt of the special distribution in the amount of $210,650 from Country Isles Associates. The special distribution resulted from a refinancing of the mortgage indebtedness at Country Isles. For the three month period ended September 30, 1996, profitability was $34,000 lower than the comparable 1995 period primarily due to increased losses at Evanston Galleria.

      The $16,255 (5%) decrease in rental income for the three month period ended September 30, 1996 as compared to the three month period ended September 30, 1995 is attributed to a decrease in occupancy at Sycamore Mall. Occupancy at Sycamore Mall decreased from 95% to 86% during the three month period ended June 30, 1996. Randall's a drug store operation vacated its leased space, which totaled approximately 19,800 square feet. Its lease term expires January 10, 1997 and rent is being paid currently. The partnership anticipates no additional adverse financial impact during the remainder of 1996 and management is currently searching for a replacement tenant for the vacant space. The total monthly rent, including tax and operating expense reimbursements, which is being paid under the terms of the Randall's lease is $3,300.

      The 11,017 (8%) increase in tenant charges revenue for the three month period and the $22,063 (5%) increase for the nine month periods ended September 30, 1996 as compared to the three month and nine month periods ended September 30, 1995 is attributed to an increase in property operating expenses at Sycamore Mall. These costs are partially recoverable from the tenants through tenant charges.

      The $17,053 (8%) increase in property operating expenses for the three month and the $42,878 (7%) increase for the nine month periods ended September 30, 1996 as compared to the three month and nine month periods ended September 30, 1995 is attributed to an increase in insurance and property maintenance expenses at Sycamore Mall.

       The $20,997 (18%) decrease in interest expenses for the three month period and the $62,102 (17%) decrease during the nine month period ended September 30, 1996 as compared to the three and nine month periods ended September 30, 1995 is attributable to the refinancing of the mortgage indebtedness at Sycamore Mall. In conjunction with the refinancing, which occurred in October 1995, the interest rate was reduced from 9.925% to 8.125%.

      The $8,664 (13%) increase in general and administrative expenses for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995, is attributable to an increase in professional fees related to the annual audit and tax return preparation as well as an increase in partnership accounting expenses.

       The Partnership's share of operations of unconsolidated subsidiaries resulted in an income allocation of $12,271 during the six months ended June 30, 1996, as compared to a loss allocation of $45,795 during the six month period ended June 30, 1995. Evanston Galleria had two tenants vacate the property in 1995 which increased the property's operating losses. One of these tenants has been replaced which has resulted in improved operating results. In addition, the operations of Country Isles have continued to improve, resulting in an income allocation of $37,393 during the six months ended June 30, 1996 as compared to a loss allocation of $14,265 during the six months ended June 30, 1995.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an allocation of $94,039 during the six months ended June 30, 1996 as compared to an allocation of $69,062 during the six months ended June 30, 1995. As a result of improved operations at Sycamore Mall during the first six months of the year, the Partnership has increased the amount of the income which is then allocated to the venture's partners. Occupancy at Sycamore Mall decreased from 95% to 86% during the three month period ended June 30, 1996. Randall's a drug store operation vacated its leased space, which totaled approximately 19,800 square feet. Its lease term expires January 10, 1997 and rent is being paid currently. The total monthly rent, including tax and operating expense reimbursements, which is being paid under the terms of the Randall's lease is approximately $3,300. The partnership anticipates no adverse financial impact during the remainder of 1996 and management is currently searching for a replacement tenant for the vacant space.


                               OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                        at        at         at         at         at         at         at
                     03/31/95  06/30/95   09/30/95   12/31/95   03/31/96   06/30/96   09/30/96
Evanston Galleria
Evanston, IL           98%       99%        86%        84%         86%       86%        86%

Country Isles
Ft. Lauderdale, FL     99%       98%        98%        99%         99%       98%        98%

Sycamore Mall
Iowa City, Iowa        99%       98%        97%        97%         95%       86%        87%



                      Part II - OTHER INFORMATION


Items 1, 2, 3, 4, and 5 of Part II are omitted because of the absence of conditions under which they are required.


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     None

b)   Reports on Form 8-K

     No reports on Form 8-K were filed for the period covered by this report.



                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                    (Registrant)


                    By:  FDIP, Inc.
                    (Managing General Partner)






November 14, 1996   By:  Robert S. Ross
                    President
                    (Principal Executive Officer)









November 14, 1996   By:  Bruce H. Block
                    Vice President
                    (Principal Financial Officer)
