Form 10-K
period 1996-12-31
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1997-03-28
CIK 837557

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K

              [X]     ANNUAL REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1996

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

 154 West Hubbard Street, Suite 250, Chicago, IL60610
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable. .

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

      Net of offering costs, Limited Partners have contributed a total of $4,058,963 to the Partnership. The Partnership is engaged solely in the business of real estate investment. It is the Partnership's objective to realize cash flow from operations and appreciation in the value of the real estate. The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through December 31, 1996. The Partnership has acquired, through these ventures, interests in two shopping centers and a mixed use apartment/retail building. No investments have been made since 1991 and no properties have been sold. As of December 31, 1996, the Partnership had made the real property investments set forth in the following table:

<CAPTION
     Name, Type of Property                     Date of     Type of
     and Location                 Size          Purchase    Ownership
     Evanston Galleria           36,068 S.F.    11/1/89   23.87% interest in a
     Retail/Apartments                and                 partnership that has
     Evanston, Illinois          55 apartments            fee ownership of land
                                                          and improvements

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

     Sycamore Mall represents the most significant investment made by the Partnership. A total of $2,275,000 has been invested by the Partnership which represents 62% of the Partnership's real estate investments. Since acquiring the Sycamore Mall investment in 1990, the Partnership has received cash distributions of $1,423,351 from Sycamore Mall Associates. Country Isles represents an investment of $775,000 or 21% of the Partnership's real estate investments. Since acquiring the Country Isles investment in 1991, the Partnership has received distributions of $449,770. Evanston Galleria accounts for $602,066 or 17% of the Partnership's real estate investments. Since acquiring the Evanston Galleria investment in 1989, the Partnership has received distributions of $50,133.

      During the past five years, operations at Sycamore Mall and Country Isles Shopping Center have been stable with occupancy in the range of 95%- 99%. However, during 1996, Randall's, a tenant at Sycamore Mall, vacated its leased premises of 19,800 square feet. Occupancy at Sycamore Mall, fell to 86% during the second quarter of 1996, however, Randall's has continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996. Management is currently negotiating with a potential replacement tenant, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected as a result of decreased revenues. During 1995, the Evanston Galleria experienced a problem with retail tenants. There is currently 13,635 square feet of retail space of which the tenants are in default of their leases for non payment of rent. Occupancy at December 31, 1996 was 84%. Management has taken legal action to collect amounts due under the defaulted leases and it is expected that partial payments will eventually be obtained. However, management does not have an estimate of the amount or timing of any such collection. Re-leasing efforts are in process and negotiations are currently taking place with prospective tenants, but there can be no assurance that new leases will be entered into. If this vacant space is not released, the ability of the Evanston Galleria to meet its financial obligations could be effected as a result of decreased revenues.

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

          Sycamore Mall,
          Iowa City, Iowa         1996        1995        1994
          Total revenue           1,947,827   1,957,849   1,784,232
          Operating profit          380,405     267,781     205,065
          Total assets            8,425,247   8,589,852   8,672,723
          Mortgage indebtedness   4,728,868   4,870,823   4,951,845

          Country Isles Shopping Center
          Ft. Lauderdale, Florida 1996        1995        1994
          Total revenue           1,734,027   1,579,850   1,533,851
          Operating profit (loss)   159,718     (15,887)     37,207
          Total assets            4,007,615   4,006,457   4,335,218
          Mortgage indebtedness   8,028,160   6,784,728   6,841,847

<CAPTION
          Evanston Galleria
          Evanston, Illinois      1996        1995        1994
          Total revenue           1,464,427   1,479,827   1,409,868
          Operating loss           (329,645)   (403,475)   (318,155)
          Total assets            9,027,234   9,449,391   9,692,380
          Mortgage indebtedness   8,486,740   8,512,228   8,584,277


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

     The property is managed by an affiliate of the General Partners. During 1996, management fees totaling $25,091 werre paid to an affiliate of the General Partners. No management fee was paid in 1995 or 1994.

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

     Evanston Galleria is located in downtown Evanston, Illinois, a short distance from Northwestern University. Demand for the apartments has been strong over the past five years with occupancy averaging 98%. Apartment rents have been rising approximately 3% per year. The ground floor retail space had been 100% occupied during the past five years, except for several instances where tenants defaulted. This resulted in vacancies and a reduction in rental income. Demand for the ground floor retail space has generally been strong. The lower level retail space, however, has been vacant since 1995. One retail tenant, with a lease for 11,500 square feet, filed a petition for bankruptcy on January 11, 1994. The tenant stopped paying rent and vacated the premises during the third quarter of 1995. During the fourth quarter of 1995, a second tenant representing 2,135 square feet defaulted under the terms of its lease and vacated the space. Management has taken legal action against the defaulted tenants, but currently has no estimate of the amount, if any, or timing of collection of amounts due from these tenants. The decrease in revenues resulting from these vacacies has made it difficult for the property to meet its financial obligations. The property is located in an established downtown area, and there is little vacant land upon which additional retail space or apartments could be developed, in the immediate area. Management is currently negotiating with prospective replacement tenants. However there can be no assurances that these prospective leases will be consummated.

     The property is subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan will be due and payable May, 1 1998. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account.

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

     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1996, 1995 and 1994 the property incurred management fees of $96,048, $97,270 and $88,306, respectively.

     During 1996, Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's has continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996. Management is currently negotiating with a potential replacement tenant, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected. Further, there have been newspaper reports that Sears will be vacating Sycamore Mall and moving to a new mall which has recently begun construction. These reports are unconfirmed and no official word has been received from Sears. The Sears lease at Sycamore Mall expires in 2002. The Sears lease comprises 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received from Sears is approximately $109,000 or approximately 6% of total revenues.

     Sycamore Mall is located in Iowa City, Iowa. Construction has begun on a new regional shopping center in the area. This development will create additional competition for Sycamore Mall. As a precautionary measure, Sycamore Mall Associates had reduced distributions to its partners, in 1995 and 1996, in order to maintain its working capital reserves. It is believed that the additional working capital might be necessary to help maintain existing tenants and attract new tenants, due to the increased competition from the new shopping center. However, during the fourth quarter of 1996, Sycamore Mall Associates distributed the extra reserve to its partners. The partners have agreed to maintain these additional reserves and will contribute these amounts back to Sycamore Mall Associates if it is considered appropriate by the partners. The Partnership has no definite plans for improvements to the property at this time. Distributions to the Partners in 1996 were $407,998 as compared to $190,325 in 1995 and $245,974 in 1994.

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

     The Country Isles Shopping Center, located in Fort Lauderdale, Florida, is an approximately 106,000 square foot retail shopping center containing approximately 71,000 square feet which opened in 1986 and an additional expansion of approximately 35,000 square feet which opened in 1989. The shopping center is 99% occupied as of December 31, 1996. The Country Isles Shopping Center is managed by an affiliate of the Seller.

     There is over 4.0 million square feet of competing retail space availale within a 15 minute drive of the Country Isles property. Within 4 miles of the property there are two additional shopping centers which have recently opened, which added an additional 116,000 square feet of retail space to the competitive market. Country Isles is located in a rapidly growing area and management anticipates that the additional competition will not have an adverse impact on the operations of the property.

     On April 25, 1996, Country Isles Associates completed the refinancing of Country Isles Plaza in Ft. Lauderdale, Florida. The new mortgage provided funding of $8,100,000, the proceeds of which were used to repay the outstanding balance of $6,807,669 on the previous mortgage, pay the costs of completing the new loan (approximately $174,000), and provide for property tax escrow and working capital. Out of the remaining proceeds, the Partnership received a distribution of $210,650 from Country Isles Associates. The Partnership made a special distribution to the Limited Partners. No significant impact to the property is anticipated as a result of the increased mortgage indebtedness. As a result of the refinancing, the interest rate was reduced from 9.75% to 7.00%, the monthly payments have decreased from $60,141 to $57,250. The mortgage matures on May 1, 2001.

     Through March of 1992, Country Isles Shopping Center was managed by Arvida Management, Limited Partnership, a Delaware limited partnership which is affiliated with Arvida/JMB Partners. In March of 1992, JMB Property Management, also an affiliate of Arvida/JMB Partners, became the manager. Both the previous and current Management Agreements provide that the Manager will rent and manage the project for a term of five years, and thereafter for yearly periods, unless otherwise terminated by the parties in accordance with the management agreement. Country Isles Associates shall pay the Manager a management fee in an amount equal to 4% of the monthly operating revenues from the operation of the property. Notwithstanding the foregoing, until such time as the management agent notifies owner of its election to receive the management fee discussed immediately above, Country Isles Associates shall pay the Manager, in lieu of the management fee, an amount equal to 15% of amounts paid by tenants at the project on account of reimbursement of operating expenses, excluding taxes and insurance. During 1996, 1995 and 1994, the property incurred management fees of $68,053, $62,912, and $63,623, respectively.

Item 2.  Properties

     The Partnership owns through joint venture partnerships the properties referred to in Item 1. The three properties that the Partnership has an interest in are described below:

Sycamore Mall Associates
The property is a retail shopping center located in Iowa City, Iowa, and is situated on an approximate 21.2 acre site. It includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. The property is owned fee simple by a partnership of which the Partnership is a partner. It is subject to a first mortgage in the amount of $4,728,865 which bears interest at a rate of 8.125% payable in monthly installments of principal and interest of $44,375 until March 1, 2002, when the balance comes due.

The major tenants are Sears and Von Maur which occupy approximately 34% and 17%, respectively, of the net rentable area. Occupancy at Sycamore Mall has remained in the 94% - 99% range through 1995. During 1996, Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's has continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996. The Sears lease expires in 2002 and the annual rent is approximately $109,000. The Von Maur lease expires in 2009 and the annual rent is approximately $210,000. Average total rents received per square foot at the property during the last three years are $8.15 in 1996, $8.14 in 1995, and $7.42 in 1994.

There are currently no plans for any significant improvements to the property. However, construction has begun on a new regional shopping center in the area. The location of the new mall will create additional competition for Sycamore Mall. Management is closely monitoring the situation.

The following table illustrates the scheduled lease expirations for Sycamore Mall, over the next ten years:


                     # of      square                      % of total
              leases expiring  feet        annual rent     annual rent
          1997        12       24,892      183,750         15.6%
          1998         7       16,111      212,674         18.1%
          1999         6       21,200      125,739         10.7%
          2000         3        8,000       80,000          6.8%
          2001         -            -            -            -
          2002         5       90,028      221,650         18.9%
          2003         -            -            -            -
          2004         1        3,464       63,391          5.4%
          2005         -            -            -            -
          2006         -            -            -            -

Management believes that the Sycamore Mall property has adequate insurance coverage.

Country Isles
The Country Isles Shopping Center, located in the Weston community of Fort Lauderdale, Florida, is an approximately 106,000 square foot retail shopping center containing approximately 71,000 square feet which opened in 1986 and an additional expansion of approximately 35,000 square feet which opened in 1989. On April 25, 1996, Country Isles Associates completed the refinancing of Country Isles Plaza in Ft. Lauderdale, Florida. The new mortgage provided funding of $8,100,000, the proceeds of which were used to repay the outstanding balance of $6,807,669 on the previous mortgage, pay the costs of completing the new loan (approximately $174,000), and provide for property tax escrow and working capital. Out of the remaining proceeds, the Partnership received a distribution of $210,650 from Country Isles Associates. The Partnership made a special distribution to the Limited Partners. No significant impact to the property is anticipated as a result of the increased mortgage indebtedness. As a result of the refinancing, the interest rate was reduced from 9.75% to 7.00%, the monthly payments have decreased from $60,141 to $57,250. The mortgage matures on May 1, 2001.

The major tenants are Publix Supermarkets, Inc. and Eckerd Drugs which ocupy 37% and 10%, respectively, of the leaseable area. Occupancy at Country Isles has remained in the 94% - 99% range during the last five years. The Publix Supermarkets lease expires in 2006 and the annual rent is approximately $60,000. The Eckerd lease expires in 2006 and the annual rent is approximately $31,500. Average total rent received per square foot at the property during the last three years were $16.36 in 1996, $14.90 in 1995 and $14.47 in 1994.

The following table illustrates the scheduled lease expirations for Country Isles, over the next ten years:


<CAPTION
                     # of                                      % of total
                leases expiring     square feet  annual rent   annual rent
          1997          7            8,971       142,693       14.0%
          1998          3            4,162        82,485        8.1%
          1999          5            9,281       185,608       18.3%
          2000          9           19,281       330,538       32.5%
          2001          6            8,985       107,819       10.6%
          2002          -                -             -          -
          2003          1            2,690        46,403        4.6%
          2004          -                -             -          -
          2005          -                -             -          -
          2006          2           49,588        91,500        9.0%

Management believes that the Country Isles property has adequate insurance coverage.

Evanston Galleria Limited Partnership
Evanston Galleria is a mixed-use residential and retail property located in Evanston, Illinois. The property, located on a 0.79 acre site, contains 36,068 square feet of rentable retail space and 55 loft apartments containing a total of 45,190 square feet of rentable area. The apartments are leased on a one or two year lease term. The retail space is generaaly leased with 5 to 10 year leases.

The property is owned fee simple by a partnership of which the Partnership is a partner. The property is subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan will be due and payable May, 1 1998. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account.

Evanston Galleria has no single tenant which accounts for more then 10% of the rentable area. Occupancy in the apartments at Evanston Galleria has remained in the 94% - 100% range during the last five years. The retail space has had a problem with tenant defaults, which has reduced overall occupancy to as low as 80% in 1991. As of December 31, 1996, occupancy is 84%. Average total rents received per square foot at the property during the last three years were $21.85 in 1996, $18.21 in 1995 and $17.35 in 1994.

The following table illustrates the scheduled lease expirations relating to the retail space, for Evanston Galleria, over the next ten years:


<CAPTION
                      # of                                         % of total
                leases expiring       square feet    annual rent   annual rent
          1997          2              4,912         115,328       10.0%
          1998          2              5,133         105,945        9.1%
          1999          -                  -               -          -
          2000          2             14,662         199,244       17.2%
          2001          2              4,202          71,273        6.2%
          2002          -                  -               -          -
          2003          -                  -               -          -
          2004          -                  -               -          -
          2005          -                  -               -          -
          2006          -                  -               -          -


The residential leases have terms typically expiring in one year. During 1997 residential leases representing $681,468 of annual rent will expire. One retail tenant, with a lease for 11,500 square feet, at Evanston Galleria filed a petition for bankruptcy on January 11, 1994. The tenant stopped paying rent and vacated the premises during the third quarter of 1995. During the fourth quarter of 1995, a second tenant representing 2,135 square feet defaulted under the terms of its lease and vacated the space. During 1996, two additional retail tenats vacated a total of 3,487 square feet. Management has taken legal action action against the defaulted tenants, but currently has no estimate of the amount, if any, or timing of collection of amounts due from these tenants. Management is currently negotiating with prospective replacement tenants.

Management believes that the Evanston Galleria property has adequate insurance coverage.

The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:



                                       1995                      1996
                           at     at     at     at     at     at     at     at
                           03/31  06/30  09/30  12/31  03/31  06/30  09/30  12/31
          Evanston Galleria
          Evanston,
          Illinois         98%    99%    86%    84%    86%    86%    86%    84%

          Country Isles
          Ft. Lauderdale,
          Florida          99%    98%    98%    99%    99%    98%    98%    99%

          Sycamore Mall
          Iowa City,
          Iowa             99%    98%    97%    97%    95%    86%    87%    87%


Item 3.  Legal Proceedings

     The Partnership is not aware of any material pending legal proceedings to which it or its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     As of December 31, 1996, there were 525 Limited Partners holding 10,000 Units. There is no public market for Units and it is not anticipated that a public market for Units will develop. Pursuant to the terms of the Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

     Distributions to Limited Partners, through December 31, 1996, have totaled $1,311,795 since the Partnership's formation. This is approximately $131.18 of cash distributions per Unit. Each Unit originally sold for $500 and the offering was closed on January 31, 1991. Reference is made to Item 6 herein for a summary of annual cash distributions, per Unit, made to the Limited Partners.

Item 6.  Selected Financial Data

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

              December 31, 1996, 1995, 1994, 1993 and 1992

              (not covered by Independent Auditors' Report)


                          1996        1995        1994       1993        1992
Total revenues            1,955,397   1,965,788   1,786,895   1,769,190   1,756,885

Operating income            303,285     201,314     125,828     148,568      39,878

Partnership's share of
 operations of
 unconsolidated ventures    (45,145)    (99,645)    (68,131)    (88,701)   (146,453)

Venture partners' share
 of consolidated
 venture's operations      (177,269)   (124,786)    (96,382)   (108,094)    (89,242)

Net income (loss)            80,871     (23,117)    (38,685)    (48,227)   (195,817)

Net income (loss) per Unit     8.01       (2.29)      (3.83)      (4.77)     (19.39)

Total assets              9,144,952   9,515,465   9,696,537  10,086,308  10,418,309

Long-term debt    $4,574,933 4,728,865 4,881,129 4,951,845 5,032,099

Cash distributions per Unit (a)$       29.3012.38    16.49     14.91
21.62

            The above selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this annual report.

   (a) The net income (loss) per Unit and cash distributions per Unit are based on the number of Units outstanding at the end of each period (10,000).


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

     At December 31, 1996, the Partnership had cash and cash equivalents of $592,001 as compared to $353,531 as of December 31, 1995. The increase in cash and cash equivalents results from $882,490 of net cash provided from operating activities of which $13,538 was used for improvements to the Sycamore Mall property, $195,479 was distributed to Venture Partners in Sycamore Mall, $293,045 was distributed to the Limited Partners in the Partnership and $141,958 was used to reduce the principal on mortgage indebtedness at Sycamore Mall. The increase in net cash provided by operations, from $638,030 in 1995 to $882,490 in 1996, is primarily attributable to a special distribution of $210,650 made by Country Isles Associates, to the Partnership. The distribution represented the Partnership's share of excess proceeds generated by the refinancing of Country Isles' mortgage loan in April 1996. Cash flow from operations is dependent on occupancy at the Partnership's properties and upon the payment of rent by the properties' tenants. Cash Flow from operations has been sufficient to meet the Partnerships' obligations in the past, however, past performance is not necessarily indicative of future performance.

     As of December 31, 1996, the Partnership has no material commitments for capital expenditures. The Partnership does not anticipate any need for external sources of liquidity.

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

     There are certain risks and uncertainties associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. To date, the Partnership has not experienced any significant detrimental impact from these uncertainties and risks, except at Evanston Galleria as more fully described in Note 2 (b) to the Notes to Consolidated Financial Statements included in Item 8.

     In response to the weakness in the real estate industry, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership carefully scrutinizes the appropriateness of any possible discretionary expenditures, particularly as the discretionary expenditures relate to the amount of working capital reserves the Partnership has available. By conserving working capital, the Partnership expects to be in a better position to meet future needs of its properties without having to rely on external financing sources. During 1996, the Partnership working capital increased $247,307 from $80,086 at December 31, 1995 to $327,393 at December 31, 1996.

Results of Operations:

     The results of operations for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 reflect the consolidated operations of the Partnership and Sycamore Mall Associates (the "Sycamore Partnership") and the Partnership's equity investments in Evanston Galleria Limited Partnership (the "Galleria Partnership") and Country Isles Associates ("Country Isles"). The results of operations of the Sycamore Partnership reflect the operations of the Sycamore Mall Shopping Center. The equity investment in the Galleria Partnership reflects the Partnership's share of the operations of the Evanston Galleria. The equity investment in Country Isles reflects the Partnership's share of the operations of the Country Isles Plaza Shopping Center.

Changes from 1995 to 1996:

     The Partnership's recognized net income of $80,871 in 1996 as compared to a net loss in 1995 $23,117. This improvement of $103,988 resulted primarily from an improvement in operating income of $101,971. The loss allocated from Evanston Galleria was $96,309 in 1995 as compared to $78,686 in 1996. The improvement in operating results from the Evanston Galleria resulted from a reduction in operating expenses. The loss allocated from Country Isles in 1995 was $3,336 as compared to income of $33,541 in 1996. Operations at Country Isles improved from the prior year as a result in a reduction in repairs and maintenance expenses and a reduction in interest expense. Maintenance expenses were higher in 1995 due to a non-recuuring maintenace item and interest expense was lower in 1996 as a result of the loan refinacing.

     The Partnership's rental income increased $11,351, less than 1%, from $1,344,444 in 1995 to $1,355,795 in 1996. Revenue from tenant charges decreased $29,906 (5%) from $611,840 in 1995 to $581,934 in 1996.
This decrease is due to a decrease in operating expenses at Sycamore Mall. The tenant charges represent the tenants' reimbursement of certain property operating expenses.

     Interest income increased $8,164 (86%) from $9,504 in 1995 to $17,668 in 1996. The increase results from the increase in cash reserves which have been held and invested by the Partnership.

     Property operating expenses decreased to $871,550 for the year ended December 31, 1996 from $913,541 for the year ended December 31, 1995. This $41,991 (5%) decrease results primarily from an decrease of $61,485 in property taxes which was offset by increases other operating expenses.

     Interest expense decreased $64,965 (14%) from $454,551 in 1995 to $389,586 in 1996. Approximately $58,000 of the decrease resulted from the reduction in the interest rate on the mortgage loan at Sycamore Mall. The remaining $8,000 in reduction results from the repayment of mortgage indebtedness throughout the year.

     Amortization expense decreased $26,457 from $36,656 during the year ended December 31, 1995 to $10,199 during the year ended December 31, 1996. This decrease is primarily due to the nonrecurring amortization of the capitalized financing costs relating to the loan which was refinanced in 1995.


Changes from 1994 to 1995:

     The Partnership's net loss in 1995 decreased $15,568 from $38,685 in 1994 to $23,117 in 1995. This decrease in the loss resulted primarily from an improvement in operating income of $62,716 at Sycamore Mall which was partially offset by larger losses being allocated from Evanston Galleria and Country Isles. The loss allocated from Evanston Galleria was $96,309 in 1995 as compared to $75,944 in 1994. The decrease in operating results from the Evanston Galleria resulted from the default of lease payments by two retail tenants. See Item 1 above for a discussion of this situation. The loss allocated from Country Isles in 1995 was $3,336 as compared to a gain of $7,813 in 1994. Operations at Country Isles were stable from the prior year except for a non-recurring increase in repairs and maintenance expenses, which accounted for the decrease in operating results.

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

     Property operating expenses increased to $913,541 for the year ended December 31, 1995 from $794,157 for the year ended December 31, 1994. This $119,384 (15%) increase results primarily from an increase of $140,358 in property taxes which was offset by a decrease in decorating and maintenance expenses. The Partnership does not expect this increase in property taxes to have a detrimental effect on the net operating income of the property since property taxes are reimbursed by the tenants. Decorating and maintenance expenses are not expected to rise. Certain decorating and maintenance expenditures, which were incurred in 1994, were not of a continuing nature.

     Interest expense decreased $24,948 (5%) from $479,499 in 1994 to $454,551 in 1995. Approximately $15,000 of the decrease resulted from the reduction in the interest rate on the mortgage loan at Sycamore Mall. The remaining $8,000 in reduction results from the repayment of $81,022 of mortgage indebtedness throughout the year. Interest expense in 1996 is expected to decrease further as a result of the reduction in the interest rate during 1995 and continued repayment of the mortgage indebtedness.

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



Inflation:

     The Partnership has completed its eighth full year of operations. During the eight years the annual inflation rate has ranged from 3.01% to 5.40% with an average of 4.21%. The effect which inflation has had on income from operations is minimal primarily due to the weak real estate market.

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


Asset Impairment:

     Under the Partnership's current impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to the basic principles of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". The Partnership's adoption of SFAS 121 on January 1, 1996, had no effect on the consolidated financial statements.


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

Item 8.  Financial Statements and Supplementary Data

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

                                  INDEX


                                                              Page (s)

Independent Auditors' Report                                     17

Consolidated Balance Sheets, December 31, 1996 and 1995     18 - 19

Consolidated Statements of Operations,
 Years ended December 31, 1996, 1995 and 1994                    20

Consolidated Statements of Partners'
 Capital Accounts (Deficits),
 Years ended December 31, 1996, 1995 and 1994                    21

Consolidated Statements of Cash Flows,
  Years ended December 31, 1996, 1995 and 1994                   22

Notes to Consolidated Financial Statements                  23 - 29


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

                      Independent Auditors' Report

The Partners
First Dearborn Income Properties L.P. II

We have audited the consolidated financial statements of First Dearborn Income Properties L.P. II (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Dearborn Income Properties L.P. II and consolidated venture as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Chicago, Illinois
March 7, 1997

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

                       Consolidated Balance Sheets

                       December 31, 1996 and 1995

                                 Assets


                                                 1996           1995
Current assets:
     Cash and cash equivalents (note 1)            592,001        353,531
     Rents and other receivables                   305,044        289,393
     Due from affiliates                             4,936          6,999
     Prepaid expense                                31,502         21,556

          Total current assets                     933,483        671,479

Investment property, at cost (note 2):
     Land                                        1,201,880      1,201,880
     Buildings and improvements                  8,350,456      8,336,918
                                                 9,552,336      9,538,798
     Less accumulated depreciation              (1,739,051)    (1,445,126)
                                                 7,813,285      8,093,672

Investment in unconsolidated ventures,
  at equity (notes 2 and 7)                        338,911        680,842
Deferred leasing and loan costs                     59,273         69,472

Total assets                                     9,144,952      9,515,465








      See accompanying notes to Consolidated Financial Statements.


                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

                 Consolidated Balance Sheets - Continued

                       December 31, 1996 and 1995

          Liabilities and Partners' Capital Accounts (Deficits)

                                               1996             1995
Current liabilities:
     Accounts payable and accrued expenses       412,980          406,140
     Due to affiliates (note 6)                    7,160           10,315
     Accrued interest                             32,018           32,980
     Current portion of long-term debt           153,932          141,958

          Total current liabilities              606,090          591,393

Long-term liabilities:
     Long-term debt (note 3)                   4,574,933        4,728,865
     Venture partners' equity
      in consolidated venture (note 2)         1,541,880        1,560,090
     Tenant security deposits                      5,439            6,333

     Total long-term liabilities               6,122,252        6,295,288

          Total liabilities                    6,728,342        6,886,681

Partners' capital
 accounts (deficits) (notes 1 and 4):
  General partners:
        Capital contributions                      1,000            1,000
        Cumulative net losses                     (3,315)          (4,124)
  Total general partners' capital (deficits)      (2,315)          (3,124)

  Limited partners:
          Capital contributions                4,058,963        4,058,963
          Cumulative net losses                 (328,243)        (408,302)
          Cumulative cash distributions       (1,311,795)      (1,018,750)
    Total limited partners' capital            2,418,925        2,631,908

          Total partners' capital accounts     2,416,610        2,628,784

Commitments and contingencies (notes 2 and 6)

Total liabilities and partners' capital        9,144,952        9,515,465



      See accompanying notes to Consolidated Financial Statements.


                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

                  Consolidated Statements of Operations

              Years ended December 31, 1996, 1995, and 1994


<CAPTION
                                         1996         1995         1994
Revenues:
     Rental income                       1,355,795    1,344,444    1,288,604
     Tenant charges                        581,934      611,840      493,705
     Interest income                        17,668        9,504        4,496

          Total revenues                 1,955,397    1,965,788    1,786,895

Expenses:
     Property operating expenses           871,550      913,541      794,157
     Interest                              389,586      454,551      479,499
     Depreciation                          293,925      284,918      282,833
     Amortization                           10,199       36,656       29,912
     General and administrative expenses    86,852       74,808       74,666

          Total expenses                 1,652,112    1,764,474    1,661,067

Operating income                           303,285      201,314      125,828

Partnership's share of operations
    of unconsolidated ventures             (45,145)     (99,645)     (68,131)

Venture partners' share of consolidated
  venture's operations (note 1)           (177,269)    (124,786)     (96,382)

Net income (loss)                           80,871      (23,117)     (38,685)

Net income (loss)
 per limited partnership unit (note 1)        8.01        (2.29)       (3.83)






      See accompanying notes to Consolidated Financial Statements.


                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

    Consolidated Statements of Partners' Capital Accounts (Deficits)

              Years ended December 31, 1996, 1995 and 1994


                        General Partners  .             Limited Partners (10,000 Units)            .

                               Net            Contributions   Net       Cash
                               income             net of     income     distrib-
                 Contributions (loss)    Total    costs      (loss)     utions       Total
Balance (deficit)
at December 31, 1993   1,000   (3,506)   (2,506)  4,058,963  (347,121)    (730,055)  2,981,787

Net loss                   -     (387)     (387)          -   (38,298)           -     (38,298)
Cash distributions         -        -         -           -         -     (164,883)   (164,883)

Balance (deficit)
 at December 31, 1994  1,000   (3,893)   (2,893)  4,058,963  (385,419)    (894,938)  2,778,606

Net loss                   -     (231)     (231)          -   (22,886)           -     (22,886)
Cash distributions         -        -         -           -         -     (123,812)   (123,812)

Balance (deficit)
 at December 31, 1995  1,000   (4,124)   (3,124)  4,058,963  (408,305)  (1,018,750)  2,631,908

Net income                 -      809       809           -    80,062            -      80,062
Cash distributions         -        -         -           -         -     (293,045)   (293,045)

Balance (deficit)
 at December 31, 1996  1,000   (3,315)   (2,315)  4,058,963  (328,243)  (1,311,795) 2,418,925






      See accompanying notes to Consolidated Financial Statements.


                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

                  Consolidated Statements of Cash Flows

              Years ended December 31, 1996, 1995 and 1994

<CAPTION
                                          1996       1995        1994
Cash flows from operating activities:
   Net income (loss)                       80,871    (23,117)    (38,685)
   Items not requiring cash
       or cash equivalents:
     Depreciation                         293,925    284,918     282,833
     Amortization                          10,199     36,656      29,912
     Partnership's share of
      operations of unconsolidated
      ventures, net of distributions      341,931    148,455      91,259
     Venture partners' share of
      consolidated venture's operations   177,269    124,786      96,382

  Changes in:
     Rents and other receivables          (15,651)   (17,523)    (44,049)
     Due from affiliates                    2,063     (2,290)          -
     Prepaid expense                       (9,946)     3,344        (632)
     Accounts payable and
          accrued expenses                  6,840     93,322       5,029
     Due to affiliates                     (3,155)    (3,958)     (8,471)
     Accrued interest                        (962)    (6,738)       (515)
     Tenant security deposits                (894)       175         275
Net cash provided
 by operating activities                  882,490    638,030     413,338

Cash flows for investing activities:
     Additions to investment property     (13,538)   (57,292)    (11,738)
     Payment of deferred expenses               -    (70,505)          -
Net cash used in investing activities     (13,538)  (127,797)    (11,738)

Cash flows for financing activities:
    Venture partners' distributions
       from consolidated venture         (195,479)  (160,708)   (214,652)
    Distributions to limited partners    (293,045)  (123,812)   (164,883)
    Principal payments on long-term debt (141,958)   (81,022)    (64,251)
Net cash used in financing activities    (630,482)  (365,542)   (443,786)

   Net increase (decrease)
    in cash and cash equivalents          238,470    144,691     (42,186)

Cash and cash equivalents
 at beginning of year                     353,531    208,840     251,026

Cash and cash equivalents
 at end of year                           592,001    353,531     208,840

Supplemental disclosure of
 cash flow information:
     Cash paid for mortgage
       and other interest                 390,548    461,289     480,014


      See accompanying notes to Consolidated Financial Statements.


                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

               Notes to Consolidated Financial Statements

                    December 31, 1996, 1995 and 1994

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

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying Consolidated Financial Statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded for the Partnership. The net effect of these is as follows:

<CAPTION
                                     (Unaudited)             (Unaudited)
                                      1996        1996        1995        1995
                                      GAAP        Tax         GAAP        Tax
                                      Basis       Basis       Basis       Basis
Total assets                          9,144,952   3,583,310   9,515,465   3,828,110

Partners' capital accounts  (deficits):
    General partners                     (2,315)     (2,796)     (3,124)     (2,863)
    Limited partners                  2,418,925   3,400,624   2,631,908   3,642,365

Net income (loss):
  General partners                          809          70        (231)       (864)
  Limited partners                       80,062      51,591     (22,886)    (23,481)


Net income (loss)
 per limited partnership unit              8.01        5.16       (2.29)      (2.35)

     The net loss per limited partnership unit presented for 1996, 1995 and 1994 is based on the limited partnership units outstanding at the end of each period (10,000).


                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and
certificates of deposit at cost which approximates market.   For the
purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($312,653 and $94,912 at December 31, 1996 and 1995, respectively), as cash equivalents.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Under the Partnership's current impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to the basic principles of Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". The Partnership's adoption of SFAS 121 on January 1, 1996, had no effect on the consolidated financial statements.


(2)  Venture Agreements

     (a)  General

     The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through December 31, 1996. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

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

     The property is managed by an affiliate of the General Partners. During 1996, management fees totaling $25,091 werre paid to an affiliate of the General Partners. No management fee was paid in 1995 or 1994.

     The property is subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan will be due and payable May, 1 1998. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account.


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

     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1996, 1995 and 1994 the property incurred management fees of $96,048, $97,270 and $88,306, respectively.

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

     On April 25, 1996, Country Isles Associates completed the refinancing of Country Isles Plaza in Ft. Lauderdale, Florida. The new mortgage provided funding of $8,100,000, the proceeds of which were used to repay the outstanding balance of $6,807,669 on the previous mortgage, pay the costs of completing the new loan (approximately $174,000), and provide for property tax escrow and working capital. Out of the remaining proceeds, the Partnership received a distribution of $210,650 from Country Isles Associates. The Partnership made a special distribution to the Limited Partners. No significant impact to the property is anticipated as a result of the increased mortgage indebtedness. As a result of the refinancing, the interest rate was reduced from 9.75% to 7.00%, the monthly payments have decreased from $60,141 to $57,250. The mortgage matures on May 1, 2001.

     Through March of 1992, Country Isles Shopping Center was managed by Arvida Management, Limited Partnership, a Delaware limited partnership which is affiliated with Arvida/JMB Partners. In March of 1992, JMB Property Management, also an affiliate of Arvida/JMB Partners, became the manager. Both the previous and current Management Agreements provide that the Manager will rent and manage the project for a term of five years, and thereafter for yearly periods, unless otherwise terminated by the parties in accordance with the agreement. Country Isles Associates shall pay the Manager a management fee in an amount equal to 4% of the monthly operating revenues from the operation of the property. Notwithstanding the foregoing, until such time as the management agent notifies owner of its election to receive the management fee discussed immediately above, Country Isles Associates shall pay the Manager, in lieu of the management fee, an amount equal to 15% of amounts paid by tenants at the project on account of reimbursement of operating expenses, excluding taxes and insurance. During 1996, 1995 and 1994, the property incurred management fees of $68,053, $62,912, $ and $63,623, respectively.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued


 (3)  Long-Term Debt

     Long-term debt consists of the following at December 31, 1996 and 1995:

                                                    1996        1995
$4,899,448 mortgage note, bearing interest
at 8.125%, payable in monthly installments
of principal and interest of $44,375 until
maturity on March 1, 2002 when the remaining
principal balance of $3,780,785 is payable;
secured by the real and personal property
of Sycamore Mall Shopping Center.                   4,728,865   4,870,823

     Less current portion of long-term debt           153,932     141,958

     Total long-term debt                           4,574,933   4,728,865

     Five year maturities of long-term debt are as follows:

                          1997           153,932
                          1998           166,915
                          1999           180,993
                          2000           179,290
                          2001           211,382



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

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                          1997            1,301,500
                          1998              970,879
                          1999              803,283
                          2000              624,700
                          2001              616,023
                          Thereafter      2,206,871
                                          6,523,256

     Percentage rents (based on tenants' sales volume) included in rental income were $180,846, $171,305 and $158,279 for the years ended December 31, 1996, 1995 and 1994, respectively.


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

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued


     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1996, 1995 and 1994 are as follows:

<CAPTION

                                                                   Unpaid  at
                                   1996      1995      1994        Dec. 31, 1996
Reimbursement (at cost)
 for out of pocket expenses         1,168     2,375     2,536           0
Reimbursement (at cost)
 for administrative services       14,992    14,224    14,227       7,160
                                   16,160    16,599    16,763       7,160

(7)  Investment in Unconsolidated Ventures

     Summary combined financial information for Evanston Galleria Limited Partnership and Country Isle Associates as of December 31, 1996 and 1995 is as follows:

                                              1996           1995
        Current assets                            456,459        393,116
        Current liabilities                      (792,256)   (15,962,345)
          Working capital                        (335,797)   (15,569,229)

        Deferred expenses                         258,468        104,155
        Ventures partners' equity               4,611,217      3,362,339
        Investment property, net               12,319,923     12,958,577
        Long-term debt                        (16,514,900)      (175,000)
          Partnership's capital                   338,911        680,842

     Represented by:
          Invested capital                      1,548,815      1,548,815
          Cumulative cash distributions          (501,547)      (204,761)
          Cumulative loss                        (708,357)      (663,212)
                                                  338,911        680,842

     Total revenues                             3,198,453      3,059,677
     Total expenses                             3,368,380      3,479,039
     Net loss                                    (169,927)      (419,362)

The total revenues, expenses and net loss for the above ventures for the year ended December 31, 1994 were $2,943,721, $3,224,669 and $280,948, respectively.


(8)  Subsequent Event

     In March 1997, the Partnership paid cash distributions of $20,703 to the Limited Partners.

                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                             (a limited partnership)
                            and Consolidated Venture

                                December 31, 1996

                                  Schedule III
              Consolidated Real Estate and Accumulated Depreciation


                                                                            (a)
(b)
                                  Initial Cost         Additions       Amount of asset at period end
                                        Building &   Building &              Building &              Accumulated
                 Encumbrance  Land      Improvements Improvements  Land      Improvements  Total     Depreciation
Shopping Center
Iowa City, IA    4,728,865   1,201,880  7,910,902    439,554      1,201,880  8,350,456    9,552,336  1,739,051

(a)  The initial cost represents the original purchase price of the properties.
(b) The aggregate cost of the above real estate at December 31, 1996 for Federal income tax purposes is $9,552,336.

                                          1996        1995         1994
(c)  Reconciliation of real estate owned
         Balance at beginning of period   9,538,798   9,481,506    9,469,768
         Additions                           13,538      57,292       11,738
         Balance at end of period         9,552,336   9,538,798    9,481,506

(d)  Reconciliation of accumulated depreciation
         Balance at beginning of period   1,445,126   1,160,208      877,375
         Depreciation expense               293,925     284,918      282,833
         Balance at end of period         1,739,051   1,445,126    1,160,208

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

      The persons listed below occupy key management position with the General Partners:

     Mr. Bruce H. Block, age 59, has been a principal in numerous real estate ventures which own, have an interest in, or have owned various types of property that have included apartment and office
buildings,  shopping centers and vacant land.   Mr. Block is an
Illinois licensed attorney, a certified public accountant and a licensed real estate broker in the State of Illinois. Mr. Block practiced corporate and real estate law in Chicago for over 20 years and is a shareholder in the Chicago law firm of Ross & Block, P.C.

     Mr. Robert S. Ross, age 59, has been a principal in many real estate ventures which own, have an interest in, or have owned various types of property including apartment and office buildings, shopping centers and vacant land. Mr. Ross is an Illinois licensed attorney, a licensed real estate broker in the State of Illinois and is an affiliate member of Real Estate Securities and Syndication Institute. He also practiced general and real estate law in the Chicago area for over 22 years and is a shareholder in the Chicago law firm of Ross & Block P.C.

     Mr. Ronald R. Angarella, age 39, currently serves as President, Chairman and Director of Chubb Securities Corporation and Hampshire Funding, Inc. and President and Director of Hampshire Syndications, Inc. Mr. Angarella is also President and Director of Chubb America Fund, Inc., Senior Vice President and Director of Chubb Investment Funds, Inc. and Senior Vice President, Sales of Chubb Life Insurance Company of America. Mr. Angarella is a graduate of Providence College and Brown University.

     Mr. Charles C. Cornelio, age 37, is Vice President, General
Counsel and Secretary of Chubb Securities Corporation, Hampshire
Syndications, Inc. and Hampshire Funding, Inc. He is also Executive Vice President and Chief Administrative Officer of Chubb Life Insurance Company of America, Vice President and General Counsel of Chubb America Fund, Inc. and Chubb Investment Funds, Inc.

     Mr. Frederick H. Condon, age 62, is a Director of Hampshire Funding, Inc. and Chubb Securities Corporation. Mr. Condon also serves as Senior Vice President, General Counsel and Secretary of Chubb Life Insurance Company of America, Director, Senior Vice President, General Counsel and Secretary of Chubb Colonial Life Insurance Company and Chubb Sovereign Life Insurance Company.

     John Weston, age 37, Treasurer of Hampshire Funding, Inc., Chubb Securities Corporation, Hampshire Syndications, Inc., Chubb Investment Funds, Inc., Chubb America Fund, Inc. and Chubb Investment Advisory Corporation. Mr. Weston also serves as Assistant Vice President of Chubb Life Insurance Company of America.

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

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1996, 1995 and 1994 are as follows:

<CAPTION

Unpaid at
                                     1996      1995      1994    Dec. 31, 1996
Reimbursement (at cost)
 for out of pocket expenses           1,168     2,375     2,536       0
Reimbursement (at cost)
 for administrative services         14,992    14,224    14,227   7,160

                                     16,160    16,599    16,763   7,160

     There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security ownership of certain Beneficial Owners and
Management

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

     (b) The following table sets forth information regarding the beneficial ownership of Units as of December 31, 1996 by directors and/or general partners of the General Partners, and by all officers, directors and for general partners of the General Partners as a group:

<CAPTION
                                              Amount and
      Title          Name and address of      nature of         Percent
      Class          Beneficial Owner         Ownership         of Class
     Limited         Robert S. Ross           0 Units              0%
     Partnership     154 W. Hubbard
     Units           Chicago, IL

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

      (a) (1)(2) See Index to Financial Statements and Financial Statement Schedules on page 16.

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


     (b) No reports on Form 8-K were filed in the last quarter of 1996.

     (c) An annual report for the fiscal year 1996 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

     (d)  Exhibits - See Item 14(a) - (3).

     (e)  Financial Statement Schedules.   See Index to Financial
Statements and Financial Statement Schedules on page 16.

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

                                   FIRST DEARBORN INCOME PROPERTIES
L.P. II
                                        (Registrant)

                                    BY: FDIP, Inc.
                                       (Managing General Partner)


Date:  March 28, 1997 BY:                        /s/ Robert S. Ross
                                            Its:  President

                                  BY:  FDIP Associates II
                                       (Associate General Partner)
                                       BY:  First Dearborn Partners, a
Partner

Date:  March 28, 1997   BY:                 /s/ Bruce H. Block
                                            a Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                          Title        Date


      /s/ Robert S. Ross        President and Director      March 28,
1997
       Robert S. Ross           of FDIP, Inc. (Principal
                                  Executive Officer)

        /s/ Bruce H. Block      Secretary and Director      March 28,
1997
       Bruce H. Block            of FDIP, Inc. (Principal
                                                    Financial Officer)