Form 10-Q
period 1997-03-31
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1997-05-15
CIK 837557

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997
                                  OR

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


Units outstanding as of March 31, 1997:  10,000

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

                 March 31, 1997 and December 31, 1996
                              (Unaudited)

                                Assets
                                                 March 31,     December 31,
                                                 1997          1996
Current assets:
     Cash and cash equivalents (note 1)             584,035       592,001
     Rents and other receivables                    262,382       305,044
     Due from affiliates                              4,936         4,936
     Prepaid expense                                 18,001        31,502
          Total current assets                      869,354       933,483

Investment property, at cost (note 1):
     Land                                         1,201,880     1,201,880
     Building                                     8,350,456     8,350,456
                                                  9,552,336     9,552,336
     Less accumulated depreciation               (1,811,930)   (1,739,051)
                                                  7,740,406     7,813,285

Investment in unconsolidated venture,
                at equity (note 2)                  296,885       338,911
Deferred leasing and loan costs                      56,672        59,273

     Total assets                                 8,954,323     9,144,952



          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

                 March 31, 1997 and December 31, 1996
                              (Unaudited)

              Liabilities and Partners' Capital Accounts
                                                  March 31,      December 31,
                                                  1997           1996
Current liabilities:
     Accounts payable and accrued expenses          344,380        412,980
     Due to affiliates (note 3)                       4,668          7,160
     Accrued interest                                31,766         32,018
     Current portion of long-term debt              154,200        153,932
          Total current liabilities                 535,014        606,090

Long-term debt                                    4,537,345      4,574,933
Venture partners' equity
     in consolidated venture (note 2)             1,495,534      1,541,880
Tenant security deposits                              5,439          5,439
     Total long-term liabilities                  6,038,318      6,122,252

     Total liabilities                            6,573,332      6,728,342

Partners' capital accounts (deficits) (note 1):
     General partners:
          Capital contributions                       1,000          1,000
          Cumulative net losses                      (3,464)        (3,315)
                                                     (2,464)        (2,315)

     Limited partners:
          Capital contributions                   4,058,963      4,058,963
          Cumulative net losses                    (343,010)      (328,243)
          Cumulative cash distributions          (1,332,498)    (1,311,795)
                                                  2,383,455      2,418,925

      Total partners' capital accounts            2,380,991      2,416,610

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital     8,954,323      9,144,952

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statement of Operations

              Three months ended March 31, 1997 and 1996

                              (Unaudited)

                                                   1997             1996
Revenues:
     Rental income                                 311,903          331,418
     Tenant charges                                155,510          148,937
     Interest income                                 4,287            1,741
          Total revenues                           471,700          482,097

Expenses:
     Property operating expenses                   226,667          205,772
     Interest                                       95,550           98,474
     Depreciation                                   72,879           71,610
     Amortization                                    2,601            2,550
     General and administrative expenses            41,981           19,672

          Total expenses                           439,679          398,078

Operating income (loss)                             32,021           84,019

Partnership's share of operations
   of unconsolidated ventures                      (14,066)         (12,920)

Venture partner's share of consolidated
   venture's operations (note 1)                   (32,871)         (46,390)

Net income (loss)                                  (14,916)          24,709

Net income (loss)
  per limited partnership unit  (note 1)             (1.48)            2.45

Cash distribution per limited partnership unit        2.07             2.06

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statements of Cash Flows

              Three months ended March 31, 1997 and 1996

                              (Unaudited)

                                               1997                1996
Cash flows from operating activities:
  Net income (loss)                             (14,916)             24,709
  Items not requiring (providing)
     cash or cash equivalents:
     Depreciation                                72,879              71,610
     Amortization                                 2,601               2,550
     Partnership's share of operations of
        unconsolidated  ventures                 51,020              24,303
     Venture partners' share of
        consolidated venture's operations       (46,346)             21,385

  Changes in:
     Rents and other receivables                 42,662               9,765
     Prepaid expenses                            13,501               5,810
     Accounts payable and accrued expenses      (68,600)            (96,433)
     Due to affiliates                           (2,492)              3,500
     Tenant deposits                                  -                (900)
Net cash provided by operating activities        50,309              66,299

Cash flow from investment activities:
Additions to building and deferred costs              -             (13,538)
Net cash by (used in) investment activities           -             (13,538)


Cash flows from financing activities:
     Distributions to limited partners          (20,703)            (20,594)
     Principal payments on long-term debt       (37,320)            (34,415)
Net cash used in financing activities           (58,023)            (55,009)

Net (decrease) in cash and cash equivalents      (7,714)             (2,245)

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

              Notes to Consolidated Financial Statements

                        March 31, 1997 and 1996

                              (Unaudited)

       Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

      For the three and nine month periods ended March 31, 1997 and March 31, 1996 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited Partnership and Country Isle Associates for the three months ended March 31, 1997 and March 31, 1996.

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three months ended March 31, 1996 and 1995 is summarized as follows:

                                       1997                   1996
                                GAAP        Tax          GAAP       Tax
                                Basis       Basis        Basis      Basis
Net income (loss)               (14,916)    (13,100)     24,709     23,400

Net income (loss)
 per limited partnership unit     (1.48)      (1.30)       2.45       2.32

      The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

       Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($282,610 and $312,653 at March 31, 1997 and December 31, 1996,
respectively), as cash equivalents.

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

(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through March 31, 1997. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the three months ended March 31, 1997 and 1996 are as follows:

                                                                    Unpaid at
                                                                    Mar 31,
                                            1997       1996         1997
     Reimbursement (at cost)
      for administrative services           5,000      5,000        4,668

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

(4)  Unconsolidated Venture - Summary Information

     Summary income statement information for Evanston Galleria
Limited Partnership and Country Isle Plaza for the three months ended March 31,1997 and 1996 is as follows:


                                             1997              1996
     Total revenue                           796,358           809,698
     Operating income (loss)                 (51,803)          (55,104)
     Partnership's share of income (loss)    (14,066)          (12,920)

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      At March 31,1996, the Partnership had cash and cash equivalents of $584,035 which will be utilized for working capital requirements and for future distributions to Partners. This is $7,966 less than the $592,001 balance at December 31, 1996. Net cash provided by operating activities during the quarter ended March 31, 1997 was $50,309, a decrease of $15,990 from the $66,299 of cash provided by operating activities during the quarter ended March 31, 1996.

      During 1996, Randall's, a tenant at Sycamore Mall, vacated its leased premises of 19,800 square feet. Occupancy at Sycamore Mall, fell to 86% during the second quarter of 1996, however, Randall's has continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996. During the first quarter of 1997, the Randall's lease obligations ended and Sycamore Mall's revenues have decreased $12,942 as compared to the three months ended March 31, 1996. Management is currently negotiating with prospective tenants, but there can be no assurance that a replacement tenant will be found. If this vacant space is not released, the ability of the Sycamore Mall to meet its financial obligations could be effected as a result of decreased revenues.

      During 1995, the Evanston Galleria experienced a problem with retail tenants. There is currently 13,635 square feet of retail space of which the tenants are in default of their leases for non payment of rent. Occupancy at March 31, 1997 was 84%. Management has taken legal action to collect amounts due under the defaulted leases and it is expected that partial payments will eventually be obtained. However, management does not have an estimate of the amount or timing of any such collection. Re-leasing efforts are in process and negotiations are currently taking place with prospective tenants, but there can be no assurance that new leases will be entered into. If this vacant space is not released, the ability of the Evanston Galleria to meet its financial obligations could be effected as a result of decreased revenues.

      The Evanston Galleria continues to search for a replacement tenant for approximately 11,500 square feet of retail space. Management is currently negotiating with prospective replacement tenants. During the fourth quarter of 1995, a second tenant representing 2,135 square feet defaulted under the terms of its lease and vacated the space. This space has been released for a five year term, beginning, January 11, 1996, at the same rental rate as the previous tenant. Management is continuing to take legal action against the defaulted tenant; there is currently no estimate of the amount of or timing of any payments which may be received.

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

Results of Operations - 1996 compared to 1995

      For the three month periods ended March 31, 1997 and March 31, 1996, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Associates and Country Isles.

      Accounts payable and accrued expenses have decreased $68,600 to $344,380 as of March 31, 1997 from $412,980 at December 31, 1996.
This decrease relates primarily to the timing of the payment of property taxes at Sycamore Mall.

      The $19,515 (6%) decrease in rental income for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996 is attributed to the vacancy by Randall's at Sycamore Mall. Income from tenant charges increased $6,573 (4%) during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. This increase results from increased property operating expenses which were partly offset by the effect of the vacancy of Randall's.

     The $20,896 (10%) increase in property operating expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is attributable to a $9,600 increase in property taxes, a $5,800 increase in natural gas costs and $5,500 in roof repairs at Sycamore Mall.

      The $22,309 increase in general and administrative expenses for the three month periods ended March 31, 1997 as compared to the three month periods ended March 31, 1996 is attributable to an increase in professional fees which results from the timing of payment of accounting fees related to the 1996 year-end.

       The Partnership's share of operations of unconsolidated subsidiaries resulted in a loss allocation of $5,073, during the three months ended March 31, 1997, as compared to a loss allocation of $12,920 during the three month period ended March 31, 1996. Evanston Galleria resulted in a loss allocation of $17,521 during the three months ended March 31, 1997, which was partly offset by an income allocation of $12,448 from Country Isles..

     The Partnership's allocation of consolidated venture's operations to the venture partners was an allocation of $32,871 during the three months ended March 31, 1997 as compared to an allocation of $46,390 during the three months ended March 31, 1996. As a result of a decrease in operating income at Sycamore Mall, the Partnership has decreased the amount of the income which is then allocated to the venture's partners.

                               OCCUPANCY


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                            at        at        at        at        at         at         at
                         03/31/96  06/30/96  09/30/96  12/31/96  03/31/97   06/30/97   09/30/97
Evanston Galleria
Evanston, IL                86%       86%       86%       84%        86%


Country Isles
Ft. Lauderdale, FL          99%       98%       98%       99%        100%


Sycamore Mall
Iowa City, Iowa             95%       86%       87%       87%        88%



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



                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                    (Registrant)


                    By:  FDIP, Inc.
                    (Managing General Partner)






May 14, 1997        By:  Robert S. Ross
                    President
                    (Principal Executive Officer)









May 14, 1997        By:  Bruce H. Block
                    Vice President
                    (Principal Financial Officer)
