Form 10-Q
period 1997-06-30
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1997-08-18
CIK 837557

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997
                                  OR

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


Units outstanding as of June 30, 1997:  10,000

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

                  June 30, 1997 and December 31, 1996
                              (Unaudited)

                                Assets
                                              June 30,       December 31,
                                              1997           1996
Current assets:
     Cash and cash equivalents (note 1)          738,932        592,001
     Rents and other receivables                 216,633        305,044
     Due from affiliates                           4,936          4,936
     Prepaid expense                               4,500         31,502
          Total current assets                   965,001        933,483

Investment property, at cost (note 1):
     Land                                      1,201,880      1,201,880
     Building                                  8,350,456      8,350,456
                                               9,552,336      9,552,336
     Less accumulated depreciation            (1,884,810)    (1,739,051)
                                               7,667,526      7,813,285

Investment in unconsolidated venture,
       at equity (note 2)                        238,353        338,911
Deferred leasing and loan costs                   54,277         59,273

     Total assets                              8,925,157      9,144,952



          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

                  June 30, 1997 and December 31, 1996
                              (Unaudited)

              Liabilities and Partners' Capital Accounts
                                               June 30,           December 31,
                                               1997               1996
Current liabilities:
     Accounts payable and accrued expenses       418,926            412,980
     Due to affiliates (note 3)                        -              7,160
     Accrued interest                             31,508             32,018
     Current portion of long-term debt           155,300            153,932
          Total current liabilities              605,734            606,090

Long-term debt                                 4,498,159          4,574,933
Venture partners' equity in
    consolidated venture (note 2)              1,473,372          1,541,880
Tenant security deposits                           5,433              5,439
     Total long-term liabilities               5,976,964          6,122,252

     Total liabilities                         6,582,698          6,728,342

Partners' capital accounts (deficits) (note 1):
     General partners:
          Capital contributions                    1,000              1,000
          Cumulative net losses                   (3,643)            (3,315)
                                                  (2,643)            (2,315)

     Limited partners:
          Capital contributions                4,058,963          4,058,963
          Cumulative net losses                 (360,763)          (328,243)
          Cumulative cash distributions       (1,353,098)        (1,311,795)
                                               2,345,102          2,418,925

      Total partners' capital accounts         2,342,459          2,416,610

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital  8,925,157          9,144,952

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statement of Operations

               Three months ended June 30, 1997 and 1996

                              (Unaudited)

                                                1997            1996
Revenues:
     Rental income                              323,104         331,829
     Tenant charges                             129,935         149,282
     Interest income                              5,406           5,101
          Total revenues                        458,445         486,212

Expenses:
     Property operating expenses                254,354         210,538
     Interest                                    94,782          97,776
     Depreciation                                72,880          71,611
     Amortization                                 2,395           2,549
     General and administrative expenses         20,640          44,972

          Total expenses                        445,051         427,446

Operating income (loss)                          13,394          58,766

Partnership's share of operations
   of unconsolidated ventures                   (18,548)         25,191

Venture partner's share of consolidated
   venture's operations (note 1)                (12,779)        (47,649)

Net income (loss)                               (17,933)         36,308

Net income (loss) per
   limited partnership unit  (note 1)             (1.78)           3.59

Cash distribution per limited partnership unit     2.06           23.13

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statement of Operations

                Six months ended June 30, 1997 and 1996

                              (Unaudited)

                                             1997              1996
Revenues:
     Rental income                           635,007           663,247
     Tenant charges                          285,445           298,219
     Interest income                           9,693             6,842

          Total revenues                     930,145           968,309

Expenses:
     Property operating expenses             481,021           416,310
     Interest                                190,332           196,240
     Depreciation                            145,759           143,221
     Amortization                              4,996             5,099
     General and administrative expenses      62,621            64,644

          Total expenses                     884,729           825,514

Operating income (loss)                       45,416           142,795

Partnership's share of operations
  of unconsolidated ventures                 (32,614)           12,271

Venture partner's share of consolidated
  venture's operations (note 1)              (45,650)          (94,039)

Net income (loss)                            (32,848)           61,026

Net income (loss) per
    limited partnership unit (note 1)          (3.25)             6.04

Cash distribution per
    limited partnership unit                    4.13             25.18

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statements of Cash Flows

                Six months ended June 30, 1997 and 1996

                              (Unaudited)

                                               1997               1996
Cash flows from operating activities:
  Net income (loss)                           (32,848)             61,030
  Items not requiring (providing)
      cash or cash equivalents:
     Depreciation                             145,759             143,221
     Amortization                               4,996               5,099
     Partnership's share of operations of
       unconsolidated  ventures               100,558             294,830
     Venture partners' share of
       consolidated venture's operations      (68,508)             40,454

  Changes in:
     Rents and other receivables               88,411              97,110
     Prepaid expenses                          27,002              16,831
     Accounts payable and accrued expenses      5,436             (10,791)
     Due to affiliates                         (7,160)                  4
     Tenant deposits                               (6)               (900)
Net cash provided by (used in)
          operating activities                263,640             646,885

Cash flow from investment activities:
Additions to building and deferred costs            -             (13,538)
Net cash provided by (used in)
         investment activities                      -             (13,538)


Cash flows from financing activities:
     Distributions to limited partners        (41,303)           (251,845)
     Principal payments on long-term debt     (75,406)           (140,255)
Net cash used in financing activities        (116,709)           (392,100)

Net increase (decrease) in
       cash and cash equivalents              146,931             241,247

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

              Notes to Consolidated Financial Statements

                        June 30, 1997 and 1996
                              (Unaudited)

       Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

      For the three and six month periods ended June 30, 1997 and June 30, 1996 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited Partnership and Country Isle Associates for the three and six months ended June 30, 1997 and June 30, 1996.

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the six months ended June 30, 1997 and 1996 is summarized as follows:

                                      1997                   1996
                               GAAP       Tax          GAAP        Tax
                               Basis      Basis        Basis       Basis
Net income (loss)              (32,848)   (49,301)     61,026      58,500

Net income (loss) per
 limited partnership unit        (3.25)     (4.90)       6.04        5.79

      The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

       Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less ($452,792 and $466,049 at June 30, 1997 and December 31, 1996,
respectively) as cash equivalents.

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

(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through June 30, 1997. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the six months ended June 30, 1997 and 1996 are as follows:

                                                                   Unpaid at
                                                                   June 30,
                                          1997        1996         1997
     Reimbursement (at cost) for
           administrative services        10,000      10,000          -

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

(4)  Unconsolidated Venture - Summary Information

     Summary income statement information for Evanston Galleria
Limited Partnership and Country Isle Plaza for the six months ended June 30, 1997 and 1996 is as follows:


                                            1997              1996
     Total revenue                          1,565,761         1,641,327
     Operating income (loss)                 (118,320)           72,817
     Partnership's share of income (loss)     (32,614)           12,271

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      At June 30, 1997, the Partnership had cash and cash equivalents of $738,932 which will be utilized for working capital requirements and for future distributions to Partners. This is $146,931 more than the $592,001 balance at December 31, 1996. The Partnership made a special distribution to Limited Partners during the second quarter of 1996. The Partnership received a special distribution in the amount of $210,650 from Country Isles Asssociates, which it then distributed to the Limited Partners, as more fully described below. During the three and six month periods ended June 30, 1996, the Partnership distributed $231,251 ($23.13 per unit) and $251,845 ($25.18 per unit), respectively, to Limited Partners. This compares to $20,600 ( $2.06 per unit) and $41,303 ( $4.13 per unit) during the three and six month periods ended June 30, 1997. The Partnership has continued to build additional cash reserves for Sycamore Mall's anticipated releasing program.

      Net cash provided by operating activities during the six months ended June 30, 1997 was $263,640, a decrease of $383,245 from the $646,885 of cash provided by operating activities during the six months ended June 30, 1996. The decrease results primarily from a $210,650 distribution which was received from Country Isles Associates during the three month period ended Jume 30, 1996.

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

      During 1995, the Evanston Galleria experienced a problem with retail tenants. There is currently 13,635 square feet of retail space of which the tenants are in default of their leases for non payment of rent. Occupancy at June 30, 1997 was 85%. Management has taken legal action to collect amounts due under the defaulted leases and it is expected that partial payments will eventually be obtained. However, management does not have an estimate of the amount or timing of any such collection. Re-leasing efforts are in process and negotiations are currently taking place with prospective tenants, but there can be no assurance that new leases will be entered into. If this vacant space is not released, the ability of the Evanston Galleria to meet its financial obligations could be effected as a result of decreased revenues.

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


Results of Operations - 1997 compared to 1996

      For the three and six month periods ended June 30, 1997 and June 30, 1996, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Associates and Country Isles.

       Net loss for the six months ended June 30, 1997 was $32,848 as compared to income of $61,030 during the six months ended June 30, 1996. The decrease in operating results are a result of decreased profitability at Sycamore Mall, and an increase in losses allocated from Evanston Galleria. This is a result of increased vacancy and higher maintenance expenses at both properties. In addition, cash flow from operations decreased by $383,245, from the prior year. The decrease in cash flow is largely impacted by the receipt, in 1996, of the special distribution in the amount of $210,650 from Country Isles Associates. The special distribution resulted from a refinancing of the mortgage indebtedness at Country Isles. The Evanston Galleria has stabilized its operations but is still searching for a tenant for an 11,500 square foot space.

      The $28,240 (4%) decrease in rental income for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996 is attributed to an increase in vacancy at Sycamore Mall.

     The $64,711 (16%) increase in property operating expenses for the six month period ended June 30, 1997 as compared to the six month period ended June 30, 1996 is attributed to an increase in property maintenance expenses at Sycamore Mall. The property is incurring a higher level of maintenance expenses due to the higher vacancy levels.

     The $24,332 (54%) decrease in general and administrative expenses for the three month period ended June 30, 1997 as compared to the three month period ended June 30, 1996 is attributable to timing of payment of professional fees related to the annual audit and tax return preparation. The six month amounts are nearly the same.

       The Partnership's share of operations of unconsolidated subsidiaries resulted in a loss allocation of $32,614 during the six months ended June 30, 1997, as compared to an income allocation of $12,271 during the six month period ended June 30, 1996. Evanston Galleria has experience higher vacancy levels in the commercial spaces, which increased the property's operating losses. In addition, the operations of Country Isles has continued to improve, resulting in an income allocation of $37,393 during the six months ended June 30, 1996 as compared to a loss allocation of $14,265 during the six months ended June 30, 1995.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an allocation of $45,650 during the six months ended June 30, 1997 as compared to an allocation of $94,039 during the six months ended June 30, 1996. As a result of a decrease in operating income at Sycamore Mall, the Partnership has decreased the amount of the income which is then allocated to the venture's partners. Occupancy at Sycamore Mall decreased from 95% to 86% during the three month period ended June 30, 1996. Randall's a drug store operation vacated its leased space, which totaled approximately 19,800 square feet. Its lease term expires January 10, 1997 and rent is being paid currently. The partnership anticipates no adverse financial  impact  during  the remainder of  1996  and  management  is currently searching for a replacement tenant for the vacant space. The total monthly rent, including tax and operating expense reimbursements, which is being paid under the terms of the Randall's lease is $3,300.


                               OCCUPANCY


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                        at         at         at         at         at         at         at
                        03/31/96   06/30/96   09/30/96   12/31/96   03/31/97   06/30/97   09/30/97
Evanston Galleria
Evanston, IL            86%        86%        86%        84%         86%       86%

Country Isles
Ft. Lauderdale, FL      99%        98%        98%        99%        100%       99%

Sycamore Mall
Iowa City, Iowa         95%        86%        87%        87%         88%       89%



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



                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                    (Registrant)


                    By:  FDIP, Inc.
                    (Managing General Partner)






August 18, 1997     By:  Robert S. Ross
                    President
                    (Principal Executive Officer)









August 18, 1997     By:  Bruce H. Block
                    Vice President
                    (Principal Financial Officer)
