Form 10-Q
period 1997-09-30
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1997-11-14
CIK 837557

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997
                                  OR

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


Units outstanding as of September 30, 1997:  10,000

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

               September 30, 1997 and December 31, 1996
                              (Unaudited)

                                Assets
                                          September 30,         December 31,
                                          1997                  1996
Current assets:
     Cash and cash equivalents               849,697               592,001
     Rents and other receivables             308,401               305,044
     Due from affiliates                       4,986                 4,936
     Prepaid expense                          27,019                31,502
          Total current assets             1,190,103               933,483

Investment property, at cost (note 1):
     Land                                  1,201,880             1,201,880
     Building                              8,350,456             8,350,456
                                           9,552,336             9,552,336
     Less accumulated depreciation        (1,957,689)           (1,739,051)
                                           7,594,647             7,813,285

Investment in unconsolidated venture         198,062               338,911
Deferred leasing and loan costs               51,883                59,273

     Total assets                          9,034,695             9,144,952



          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

               September 30, 1997 and December 31, 1996
                              (Unaudited)

              Liabilities and Partners' Capital Accounts
                                             September 30,     December 31,
                                             1997              1996
Current liabilities:
     Accounts payable and accrued expenses      503,420           412,980
     Due to affiliates (note 3)                   3,500             7,160
     Accrued interest                            31,245            32,018
     Current portion of long-term debt          157,500           153,932
          Total current liabilities             695,665           606,090

Long-term debt                                4,457,095         4,574,933
Venture partners' equity
    in consolidated venture                   1,538,728         1,541,880
Tenant security deposits                          5,433             5,439
     Total long-term liabilities              6,001,256         6,122,252

     Total liabilities                        6,696,921         6,728,342

Partners' capital accounts (deficits)
     General partners:
          Capital contributions                   1,000             1,000
          Cumulative net losses                  (3,484)           (3,315)
                                                 (2,484)           (2,315)

     Limited partners:
          Capital contributions               4,058,963         4,058,963
          Cumulative net losses                (345,007)         (328,243)
          Cumulative cash distributions      (1,373,698)       (1,311,795)
                                              2,340,258         2,418,925

      Total partners' capital accounts        2,337,774         2,416,610


    Total Liabilities and Partners' Capital   9,034,695         9,144,952

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statement of Operations

            Three months ended September 30, 1997 and 1996

                              (Unaudited)

                                                   1997           1996
Revenues:
     Rental income                                 302,937        326,452
     Tenant charges                                137,467        151,157
     Interest income                                 5,894         11,038
          Total revenues                           446,298        488,647

Expenses:
     Property operating expenses                   190,267        220,128
     Interest                                       93,999         97,041
     Depreciation                                   72,879         57,210
     Amortization                                    2,394          2,650
     General and administrative expenses             7,957          9,015

          Total expenses                           367,496        386,044

Operating income (loss)                             78,802        102,603

Partnership's share of operations
   of unconsolidated ventures                      (24,231)       (52,261)

Venture partner's share of consolidated
   venture's operations (note 1)                   (38,654)       (47,779)

Net income (loss)                                   15,917          2,563

Net income (loss)
    per limited partnership unit  (note 1)            1.58           0.25

Cash distribution
    per limited partnership unit                      2.06           2.06

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statement of Operations

             Nine months ended September 30, 1997 and 1996

                              (Unaudited)

                                                   1997           1996
Revenues:
     Rental income                                   937,944        989,699
     Tenant charges                                  422,912        449,376
     Interest income                                  15,587         11,038
          Total revenues                           1,376,443      1,450,113

Expenses:
     Property operating expenses                     671,288        636,438
     Interest                                        284,331        293,281
     Depreciation                                    218,638        200,431
     Amortization                                      7,390          7,649
     General and administrative expenses              70,578         73,659
          Total expenses                           1,252,226      1,211,458

Operating income (loss)                              124,216        238,655

Partnership's share of operations
  of unconsolidated ventures                         (56,845)       (42,990)

Venture partner's share of consolidated
  venture's operations (note 1)                      (84,304)      (141,818)

Net income (loss)                                    (16,933)        53,847

Net income (loss)
    per limited partnership unit                       (1.68)          5.33

Cash distribution
    per limited partnership unit                        6.19          27.24

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statements of Cash Flows

             Nine months ended September 30, 1997 and 1996

                              (Unaudited)

                                              1997              1996
Cash flows from operating activities:
  Net income (loss)                             (16,933)          53,847
  Items not requiring (providing
        cash or cash equivalents:
     Depreciation                               218,638          200,431
     Amortization                                 7,390            7,649
     Partnership's share of operations of
        unconsolidated ventures                 140,849          389,112
     Venture partners' share of
        consolidated venture's operations        (3,152)          81,243

  Changes in:
     Rents and other receivables                 (3,357)          21,324
     Prepaid expenses                             4,483           20,351
     Accounts payable and accrued expenses       90,440          (81,953)
     Due to affiliates                           (3,710)          (3,603)
     Tenant deposits                                 (6)            (900)
Net cash provided by (used in)
          operating activities                  434,642          687,501

Cash flow from investment activities:
Additions to building and deferred costs              -          (13,538)
Net cash provided by (used in)
         investment activities                        -          (13,538)


Cash flows from financing activities:
     Distributions to limited partners          (61,903)        (272,445)
     Principal payments on long-term debt      (114,270)        (176,097)
Net cash used in financing activities          (176,173)        (448,542)

Net increase (decrease) in
         cash and cash equivalents              257,696          225,424

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

              Notes to Consolidated Financial Statements

                      September 30, 1997 and 1996

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

(1)  Basis of Accounting

     For the three and nine month periods ended September 30, 1997 and September 30, 1996 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited Partnership and Country Isle Associates for the three and nine months ended September 30, 1997 and September 30, 1996.

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the nine months ended September 30, 1997 and 1996 is summarized as follows:

                                     1997                       1996
                               GAAP        Tax           GAAP         Tax
                               Basis       Basis         Basis        Basis
Net income (loss)              (14,696)    (29,301)      53,847       50,000

Net income (loss)
 per limited partnership unit    (1.45)      (2.90)        5.33         4.95

      The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

       Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less ($454,452 and $466,049 at September 30, 1997 and December 31, 1996,
respectively) as cash equivalents.

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

(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through September 30, 1997. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the nine months ended September 30, 1997 and 1996 are as follows:

                                                                Unpaid at
                                                                September 30,
                                        1997         1996       1997
 Reimbursement (at cost)
     for administrative services        15,000       15,000     3,500

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

(4)  Unconsolidated Venture - Summary Information

     Summary income statement information for Evanston Galleria
Limited Partnership and Country Isle Plaza for the nine months ended September 30, 1997 and 1996 is as follows:


                                             1997              1996
     Total revenue                           2,264,085         2,391,634
     Operating income (loss)                  (218,310)         (160,100)
     Partnership's share of income (loss)      (56,845)          (43,990)

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      At September 30, 1997, the Partnership had cash and cash equivalents of $849,697 which will be utilized for working capital requirements and for future distributions to Partners. This is $257,696 more than the $592,001 balance at December 31, 1996. The Partnership made a special distribution to Limited Partners during the second quarter of 1996. The Partnership received a special distribution in the amount of $210,650 from Country Isles Associates, which it then distributed to the Limited Partners, as more fully described below. During the three and nine month periods ended September 30, 1996, the Partnership distributed $20,600 ($2.06 per unit) and $272,445 ($27.24 per unit), respectively, to Limited Partners. This compares to $20,600 ( $2.06 per unit) and $61,903 ( $6.19 per unit) during the three and nine month periods ended September 30, 1997. The Partnership has continued to build additional cash reserves for Sycamore Mall's anticipated releasing program.

      During 1996, Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's continued to pay rent through December, 1996. Sears has given notice that it will be vacating Sycamore Mall and moving to a new mall which has recently begun construction. The Sears lease at Sycamore Mall expires in 2002. The Sears lease comprises 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received from Sears is approximately $109,000 or approximately 6% of total revenues. Management is currently attempting to locate replacement tenants for the Sears space, however there can be no assurance that such replacement tenants can be found.. If replacement tenants can not located, the ability of the property to meet its financial obligations could be impacted.

      Net cash provided by operating activities during the nine months ended September 30, 1997 was $434,642, a decrease of $252,859 from the $687,501 of cash provided by operating activities during the nine months ended September 30, 1996. The decrease results primarily from a $210,650 distribution which was received from Country Isles Associates during the three month period ended June 30, 1996, which was not received in 1997.

       On  April  25,1996,  Country  Isles  Associates  completed  the refinancing of Country Isles Plaza in Ft. Lauderdale, Florida. The new mortgage funded $8,100,000 and the proceeds were used to repay the outstanding balance of $6,807,669, pay the costs of completing the new loan (approximately $98,700), and provide for property tax escrow and working capital. The Partnership received a distribution of $210,650 from Country Isles Associates. The Partnership made a special distribution to the Limited Partners after receiving the distribution from Country Isles Associates. No significant impact to the property is anticipated as a result of the increased mortgage indebtedness. As a result of a reduction in the interest rate from 9.75% to 7.00%, the monthly payments have decreased from $60,141 to $57,250. The mortgage matures on May 1, 2001.

      On August 22, 1997, Country Isles Associates entered into an agreement for the sale of Country Isles Plaza. The sale price is $13,270,000 and the mortgage indebtedness is approximately $8,000,000. The Partnership owns 21% of Country Isles and the anticipated cash distribution to the Partnership is $900,000. Closing is scheduled to occur prior to the end of November, 1997. Assuming that the sale is consummated, the Partnership anticipates making a special distribution to the limited partners of approximately $200,000 or $20 per unit. The Partnership intends to reserve the remaining sale proceeds in case it is needed for the Sycamore Mall releasing efforts. If the reserve is not utilized, it will be distributed to the Limited Partners.

     In October 1997, The Evanston Galleria entered into two new leases for approximately 12,213 square feet of retail space, which is approximately 15% of the total rentable space in the building. One of the leases is for 2,213 square feet, with monthly base rent of $3,320 commencing March 1, 1998. In addition to base rent, the tenant will pay its pro rata portion of property taxes and operating expenses.
The lease expires December 31, 2002. The other lease is for the lower level space which has been very difficult to lease in the past. This lease is for 10,000 square feet with monthly rent of $2,790, commencing February 1, 1998. Beginning August 1, 1998 monthly rent will increase to $5,580, and on October 1, 1998, monthly rent will increase to $5,747. The lease expires September 30, 2002.

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


Results of Operations - 1997 compared to 1996

     For the three and nine month periods ended September 30, 1997 and September 30, 1996, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Associates and Country Isles Associates.

       Net loss for the nine months ended September 30, 1997 was $16,933 as compared to income of $53,847 during the nine months ended September 30, 1996. The decrease in operating results are a result of decreased profitability at Sycamore Mall. This is a result of increased vacancy and higher maintenance expenses at Sycamore Mall. In addition, cash flow from operations decreased by $252,859, from the prior year. The decrease in cash flow is largely impacted by the receipt, in 1996, of the special distribution in the amount of
$210,650 from Country Isles Associates. The special distribution resulted from a refinancing of the mortgage indebtedness at Country Isles. The Evanston Galleria lost additional tenants during the quarter ended September 30, 1997 lowering occupancy to 77%. However, two new leases have been signed in October 1997 which have increased occupancy to 91%.

      The $51,755 (5%) decrease in rental income and the $26,464 (6%) decrease in tenant charges for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is attributed to an increase in vacancy at Sycamore Mall. The Partnership has undertaken additional maintenance efforts to improve the property's appearance. The improved appearance is anticipated to help in the leasing efforts for the vacant space.

      The $34,850 (5%) increase in property operating expenses for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is attributed to an increase in property maintenance expenses at Sycamore Mall.

       The Partnership's share of operations of unconsolidated subsidiaries resulted in a loss allocation of $56,845 during the nine months ended September 30, 1997, as compared to a loss allocation of $42,990 during the nine months ended September 30, 1996. Evanston Galleria experienced increased vacancy which increased the property's operating losses. During October 1997, two new leases were signed which will increase occupancy and are expected to improve future operating results.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an allocation of $84,304 during the nine months ended September 30, 1997 as compared to an allocation of $141,818 during the nine months ended September 30, 1996. As a result of increased operating losses at Sycamore Mall, the Partnership has decreased the amount of the income which is then allocated to the venture's partners. Occupancy at Sycamore Mall, the consolidated venture, decreased from 95% to 86% during the three month period ended June 30, 1996. Randall's a drug store operation vacated its leased space at Sycamore Mall, which totaled approximately 19,800 square feet. Its lease term expired January 10, 1997.


                               OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                              at        at        at        at        at        at        at
                           03/31/96  06/30/96  09/30/96  12/31/96  03/31/97  06/30/97  09/30/97
Evanston Galleria
Evanston, IL                 86%       86%       86%       84%        86%      86%        77%

Country Isles
Ft. Lauderdale, FL           99%       98%       98%       99%       100%      99%       100%

Sycamore Mall
Iowa City, Iowa              95%       86%       87%       87%        88%      89%        89%



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



                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                    (Registrant)


                    By:  FDIP, Inc.
                    (Managing General Partner)






November 14, 1997   By:  Robert S. Ross
                    President
                    (Principal Executive Officer)









November 14, 1997   By:  Bruce H. Block
                    Vice President
                    (Principal Financial Officer)
