Form 10-K
period 1997-12-31
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1998-03-30
CIK 837557

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1997

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

     Net of offering costs, Limited Partners have contributed a total of $4,058,963 to the Partnership. The Partnership is engaged solely in the business of real estate investment. It is the Partnership's objective to realize cash flow from operations and appreciation in the value of the real estate. The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through December 31, 1997. The Partnership has acquired, through these ventures, interests in two shopping centers and a mixed use apartment/retail building. No investments have been made since 1991. The Country Isles property was sold in December 1997. As of December 31, 1997, the Partnership had made the real property investments set forth in the following table:

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

     Country Isles          106,000 S.F.    7/21/91      21.00% interest in a
     Shopping Center                                     partnership that has
     Ft. Lauderdale, Florida                             fee ownership of land
                                                         and improvements
                                                         Sold December 1997

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

     Sycamore Mall represents the most significant investment made by the Partnership. A total of $2,275,000 has been invested by the Partnership which represents 62% of the Partnership's real estate investments. Since acquiring the Sycamore Mall investment in 1990, the Partnership has received cash distributions of $1,423,351 from Sycamore Mall Associates. Country Isles represents an investment of $775,000 or 21% of the Partnership's real estate investments. Since acquiring the Country Isles investment in 1991, the Partnership has received distributions of $1,536,718. Evanston Galleria accounts for $602,066 or 17% of the Partnership's real estate investments. Since acquiring the Evanston Galleria investment in 1989, the Partnership has received distributions of $50,133.

     During the past five years, operations at the Partnership's three properties have provided sufficient cash flow to meet the obligations of the Partnership and continue to make distributions to its partners. Each of the properties has been able to sustain adequate cash flow even though they have each had some releasing issues over the last few years. The real estate market in general has suffered from overbuilding which occurred during the 1980's. This increased the competition for the Partnership's properties, which resulted in a decrease in rental rates from 1990 to 1994. Since 1994, the market rental rates have continued to increase moderately.

     During 1996, Randall's, a tenant at Sycamore Mall, vacated its leased premises of 19,800 square feet. As a result of the Randall's vacancy, occupancy at Sycamore Mall fell to approximately 86% during the second quarter of 1996. However, Randall's continued to pay rent through December, 1996. Sears, Roebuck and Co. is a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997 and will terminate its lease on September 1, 1998. Management is currently negotiating with a potential replacement tenant, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of the decreased revenues.

     During 1995, the Evanston Galleria experienced a problem with retail tenants. There was 13,635 square feet of retail space of which the tenants were in default of their leases for non payment of rent. Occupancy in the apartments at Evanston Galleria has remained in the 94%
- 100% range during the last five years. The retail space has had a problem with tenant defaults, which has reduced overall occupancy to as low as 80% in 1991. As of December 31, 1996, occupancy was 84%. During the fourth quarter of 1997, Evanston Galleria collected $50,000 as a settlement for past due rents. Management has settled its legal actions against the previously defaulted tenants. Also during the fourth quarter of 1997, management was successful in signing two new leases. As of December 31, 1997 occupancy was 83%. However, a lease has been entered into to lease the lower level space of 11,300 square feet which has increased occupancy to over 93%, subsequent to December 31, 1997.

     As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1997. The net book value of the Evanston Galleria property at December 31, 1997 and 1996 was $8,415,096 and $8,675,592, respectively, and net loss from operations for the years ended December 31, 1997, 1996 and 1995, net of the Venture Partners share were $90,086, $78,686 and $96,309 respectively.

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

     Sycamore Mall,
     Iowa City, Iowa             1997         1996         1995
     Total revenue               1,828,997    1,947,827    1,957,849
     Operating profit              222,766      380,405      267,781
     Total assets                8,113,686    8,425,247    8,589,852
     Mortgage indebtedness       4,574,933    4,728,868    4,870,823

     Country Isles Shopping Center
     Ft. Lauderdale, Florida     1997         1996         1995
     Total revenue               1,708,274    1,734,027    1,579,850
     Operating profit (loss)       385,746      159,718      (15,887)
     Gain on sale
      of investment property     9,116,946            -            -
     Total assets                  165,311    4,007,615    4,006,457
     Mortgage indebtedness               -    8,028,160    6,784,728

     Evanston Galleria
     Evanston, Illinois          1997         1996         1995
     Total revenue               1,346,682    1,464,427    1,479,827
     Operating loss               (377,401)    (329,645)    (403,475)
     Total assets                8,810,445    9,027,234    9,449,391
     Mortgage indebtedness       8,486,740    8,486,740    8,512,228


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

     The property is managed by an affiliate of the General Partners. During 1997 and 1996, management fees totaling $41,550 and $25,091, respectively, were paid to an affiliate of the General Partners. No management fee was paid in 1995.

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

     Evanston Galleria is located in downtown Evanston, Illinois, a short distance from Northwestern University. Demand for the apartments has been strong over the past five years with occupancy averaging 98%. Apartment rents have been rising approximately 3% per year. The ground floor retail space had been 100% occupied during the past five years, except for several instances where tenants defaulted. This resulted in vacancies and a reduction in rental income. Demand for the ground floor retail space has generally been strong. The lower level retail space, however, has been vacant since 1995. One retail tenant, with a lease for 11,500 square feet, filed a petition for bankruptcy on January 11, 1994. The tenant stopped paying rent and vacated the premises during the third quarter of 1995. During the fourth quarter of 1995, a second tenant representing 2,135 square feet defaulted under the terms of its lease and vacated the space. Management has taken legal action against the defaulted tenants, but currently has no estimate of the amount, if any, or timing of collection of amounts due from these tenants. During the fourth quarter of 1997, Evanston Galleria collected $50,000 as a settlement for past due rents. Management has settled its legal actions against the previously defaulted tenants. As of December 31, 1997 occupancy was 83%. However, a lease has been entered into to lease the lower level space of 11,300 square feet which has increased occupancy to over 93%, subsequent to December 31, 1997.

     The property is subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan will be due and payable May, 1 1998. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account. The first mortgage loan matures May 1, 1998. Although management is attempting to refinance the loan, there can be no assurance that a refinancing can be consummated.
If the loan is not refinanced, it is likely that the loan will be in default and that the Partnership's interest in Evanston Galleria could be jeopardized.

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

     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1997, 1996 and 1995 the property incurred management fees of $93,053, $96,048 and $97,270, respectively.

     During 1996, Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996. Management is currently negotiating with a potential replacement tenant, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of decreased revenues. Sears, Roebuck and Co. is a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997, and will terminate it's lease on September 1, 1998. The Sears lease comprises 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received from Sears is approximately $109,000 or approximately 6% of total revenues.

     Sycamore Mall is located in Iowa City, Iowa. A new 1,000,000 square foot regional mall is under construction in the area. This development will create additional competition for Sycamore Mall. As a precautionary measure, Sycamore Mall Associates had reduced distributions to its partners in order to maintain its working capital reserves. It is believed that the additional working capital might be necessary to help maintain existing tenants and attract new tenants, due to the increased competition from the new shopping center. During the fourth quarter of 1996, Sycamore Mall Associates distributed the extra reserve to its partners. The partners of Sycamore Mall Associates have agreed to maintain these additional reserves and will contribute these amounts back to Sycamore Mall Associates if it is considered appropriate by the partners. The Partnership has no definite plans for improvements to the property at this time. Distributions to the partners in 1997 were $295,000 as compared to $407,998 in 1996 and $356,406 in 1995.

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

     The Country Isles Shopping Center, located in Fort Lauderdale, Florida, is an approximately 106,000 square foot retail shopping center containing approximately 71,000 square feet which opened in 1986 and an additional expansion of approximately 35,000 square feet which opened in 1989. The shopping center was 99% occupied as of December 31, 1996. The Country Isles Shopping Center was managed by an affiliate of the Seller.

     On April 25, 1996, Country Isles Associates completed the refinancing of Country Isles Plaza in Ft. Lauderdale, Florida. The new mortgage provided funding of $8,100,000, the proceeds of which were used to repay the outstanding balance of $6,807,669 on the previous mortgage, pay the costs of completing the new loan (approximately $174,000), and provide for property tax escrow and working capital. Out of the remaining proceeds, the Partnership received a distribution of $210,650 from Country Isles Associates. The Partnership made a special distribution to the Limited Partners. As a result of the refinancing, the interest rate was reduced from 9.75% to 7.00%, the monthly payments have decreased from $60,141 to $57,250. The mortgage was due to mature on May 1, 2001.

     On December 17, 1997, Country Isles Associates, sold the Country Isles Shopping Center in Fort Lauderdale, Florida, to Principal Mutual Life Insurance Company ("Buyer"). The total purchase price received by Country Isles was $13.2 million, which price was determined through arm's length negotiations with Buyer. Of this total purchase price, approximately $7.9 million was used to repay amounts owed to the lender holding the mortgage on the shopping center and approximately $595,000 was used for customary additional selling expenses and prorations. The net proceeds to Country Isles after these deductions were approximately $4.7 million. Of these proceeds, the Partnership received approximately $991,000 for its 21% interest.

     Through March of 1992, Country Isles Shopping Center was managed by Arvida Management, Limited Partnership, a Delaware limited partnership which is affiliated with Arvida/JMB Partners. In March of 1992, JMB Property Management, also an affiliate of Arvida/JMB Partners, became the manager. Both the previous and current Management Agreements provide that the Manager rent and manage the project for a term of five years, and thereafter for yearly periods, unless otherwise terminated by the parties in accordance with the management agreement. Country Isles Associates paid the Manager a management fee in an amount equal to 4% of the monthly operating revenues from the operation of the property. Notwithstanding the foregoing, until such time as the management agent notifies owner of its election to receive the management fee discussed immediately above, Country Isles Associates was to pay the Manager, in lieu of the management fee, an amount equal to 15% of amounts paid by tenants at the project on account of reimbursement of operating expenses, excluding taxes and insurance. During 1997, 1996 and 1995, the property incurred management fees of $68,600, $68,053, and $62,912, respectively.

Item 2.  Properties

     The Partnership owns through joint venture partnerships the properties referred to in Item 1. The three properties that the Partnership has an interest in are described below:

Sycamore Mall Associates
The property is a retail shopping center located in Iowa City, Iowa, and is situated on an approximate 21.2 acre site. It includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. The property is owned fee simple by a partnership of which the Partnership is a partner. It is subject to a first mortgage in the amount of $4,574,933 which bears interest at a rate of 8.125% payable in monthly installments of principal and interest of $44,375 until March 1, 2002, when the balance comes due.

The major tenants are Sears and Von Maur which occupy approximately 34% and 17%, respectively, of the net rentable area. Occupancy at Sycamore Mall has remained in the 94% - 99% range through 1995. During 1996, Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996. Management is currently negotiating with a potential replacement tenant, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of decreased revenues. Sears, Roebuck and Co. is a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997 and will terminate its lease on September 1, 1998. The Sears lease comprises 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received from Sears is approximately $109,000 or approximately 6% of total revenues. The Von Maur lease expires in 2009 and the annual rent is approximately $210,000. Average total rents received per square foot at the property during the last three years are $7.65 in 1997, $8.15 in 1996, and $8.14 in 1995.

There are currently no plans for any significant improvements to the property. However, construction has begun on a new regional shopping center in the area. The location of the new mall will create additional competition for Sycamore Mall. Management is closely monitoring the situation.

The following table illustrates the scheduled lease expirations for Sycamore Mall, over the next ten years:

            # of
            leases                                      % of total
            expiring      square feet    annual rent    annual rent
     1998     7             98,516       371,660       30%
     1999     6             21,200       171,292       14%
     2000     3              8,000       130,905       12%
     2001     -                  -             -        -
     2002     4              7,423       153,457       12%
     2003     -                  -             -        -
     2004     1              3,464        86,510        7%
     2005     -                  -             -        -
     2006     -                  -             -        -
     2007     -                  -             -        -

Management believes that the Sycamore Mall property has adequate insurance coverage.

Country Isles
The Country Isles Shopping Center, located in the Weston community of Fort Lauderdale, Florida, is an approximately 106,000 square foot retail shopping center containing approximately 71,000 square feet which opened in 1986 and an additional expansion of approximately 35,000 square feet which opened in 1989. On April 25, 1996, Country Isles Associates completed the refinancing of Country Isles Plaza in Ft. Lauderdale, Florida. The new mortgage provided funding of $8,100,000, the proceeds of which were used to repay the outstanding balance of $6,807,669 on the previous mortgage, pay the costs of completing the new loan (approximately $174,000), and provide for property tax escrow and working capital. Out of the remaining proceeds, the Partnership received a distribution of $210,650 from Country Isles Associates. The Partnership made a special distribution to the Limited Partners. As a result of the refinancing, the interest rate was reduced from 9.75% to 7.00%, the monthly payments have decreased from $60,141 to $57,250. The mortgage was due to mature on May 1, 2001.

     On December 17, 1997, Country Isles Associates, sold the Country Isles Shopping Center in Fort Lauderdale, Florida, to Principal Mutual Life Insurance Company ("Buyer"). The total purchase price received by Country Isles was $13.2 million, which price was determined through arm's length negotiations with Buyer. Of this total purchase price, approximately $7.9 million was used to repay amounts owed to the lender holding the mortgage on the shopping center and approximately $595,000 was used for customary additional selling expenses and prorations. The net proceeds to Country Isles after these deductions were approximately $4.7 million. Of these proceeds, the Partnership received approximately $991,000 for its 21% interest.


Evanston Galleria Limited Partnership
Evanston Galleria is a mixed-use residential and retail property located in Evanston, Illinois. The property, located on a 0.79 acre site, contains 36,068 square feet of rentable retail space and 55 loft apartments containing a total of 45,190 square feet of rentable area. The apartments are leased on a one or two year lease term. The retail space is generally leased with 5 to 10 year leases.

The property is owned fee simple by a partnership of which the Partnership is a partner. The property is subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan will be due and payable May, 1 1998. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account. Although management is attempting to refinance the loan, there can be no assurance that a refinancing can be consummated. If the loan is not refinanced, it is likely that the loan will be in default and that the Partnership's interest in Evanston Galleria could be jeopardized.

Evanston Galleria has no single tenant which accounts for more then 10% of the rentable area. Occupancy in the apartments at Evanston Galleria has remained in the 94% - 100% range during the last five years. The retail space has had a problem with tenant defaults, which has reduced overall occupancy to as low as 80% in 1991. As of December 31, 1996, occupancy was 84%. Average total rents received per square foot at the property during the last three years were $19.57 in 1997, $21.85 in 1996 and $18.21 in 1995.

The residential leases have terms typically expiring in one year. During 1998 residential leases representing $698,640 of annual rent will expire. During the fourth quarter of 1997, Evanston Galleria collected $50,000 as a settlement for past due rents. Management has settled its legal actions against the previously defaulted tenants. Also during the fourth quarter of 1997, management was successful in signing two new leases. As of December 31, 1997 occupancy was 83%. However, a lease has been entered into to lease the lower level space of 11,300 square feet which has increased occupancy to over 93%, subsequent to December 31, 1997.
The Evanston Bible Fellowship has leased the lower level through September 30, 2002. Rents will be $45,142 in 1998, $69,486 in 1999,
$71,571 in 2000, $73,718 in 2001 and $56,523 in 2002.

The following table illustrates the scheduled lease expirations relating to the retail space, for Evanston Galleria, over the next ten years:

                # of
               leases                                      % of total
               expiring     square feet    annual rent    annual rent
     1998         2          5,133            78,675         15%
     1999         -              -                 -          -
     2000         1          3,362           135,402         26%
     2001         1          2,135            51,879         10%
     2002         2         12,213            93,012         18%
     2003         1          1,421            22,471          4%
     2004         -              -                 -          -
     2005         -              -                 -          -
     2006         -              -                 -          -
     2007         1          3,920           131,594         26%

As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1997. The net book value of the Evanston Galleria property at December 31, 1997 and 1996 was $8,415,096 and $8,675,592, respectively, and net loss from operations for the years ended December 31, 1997, 1996 and 1995, net of the Venture Partners share were $90,086, $78,686 and $96,309, respectively.

Management believes that the Evanston Galleria property has adequate insurance coverage.


Occupancy Summary
The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                               1996                            1997
                    at      at      at      at      at      at      at      at
                  03/31   06/30   09/30   12/31   03/31   06/30   09/30   12/31
    Evanston Galleria
    Evanston,
    Illinois       86%     86%     86%     84%      86%     86%     77%    83%

    Country Isles (sold December 1997)
    Ft. Lauderdale,
    Florida        99%     98%     98%     99%     100%     99%    100%    n/a

    Sycamore Mall
    Iowa City,
    Iowa           95%     86%     87%     87%      88%     89%     89%    90%

Item 3.  Legal Proceedings

     The Partnership is not aware of any material pending legal proceedings to which it or its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     As of December 31, 1997, there were 532 Limited Partners holding 10,000 Units. There is no public market for Units and it is not anticipated that a public market for Units will develop. Pursuant to the terms of the Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

     Distributions to Limited Partners, through December 31, 1997, have totaled $1,394,298 since the Partnership's formation. This is approximately $139.43 of cash distributions per Unit. Each Unit originally sold for $500 and the offering was closed on January 31, 1991. Reference is made to Item 6 herein for a summary of annual cash distributions, per Unit, made to the Limited Partners.

Item 6.  Selected Financial Data

                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                           and Consolidated Venture

                  December 31, 1997, 1996, 1995, 1994 and 1993

                  (not covered by Independent Auditors' Report)


                          1997        1996        1995        1994        1993
Total revenues            1,847,296   1,955,397   1,965,788   1,786,895   1,769,190

Operating income            173,953     303,285     201,314     125,828     148,568

Partnership's share of
 operations of unconsolidated
 ventures                    (9,079)    (45,145)    (99,645)    (68,131)    (88,701)

Partnership's share of gain on sale
  of investment property of
  unconsolidated venture    698,447           -           -           -           -

Venture partners' share of
  consolidated venture's
  operations               (103,809)   (177,269)   (124,786)    (96,382)   (108,094)

Net income (loss)           759,512      80,871     (23,117)    (38,685)    (48,227)

Net income (loss)
 per Unit (a)                 75.19        8.01       (2.29)      (3.83)      (4.77)

Total assets              9,541,824   9,144,952   9,515,465   9,696,537  10,086,308

Long-term debt            4,408,018   4,574,933   4,728,865   4,881,129   4,951,845

Cash distributions
 per Unit (a)                  8.25       29.30       12.38       16.49       14.91

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

     At December 31, 1997, the Partnership had cash and cash equivalents of $1,659,443 as compared to $592,001 as of December 31, 1996. The increase in cash and cash equivalents results primarily from $991,000 of net cash provided from the sale of Country Isles shopping center. The partnership made a distribution, to its Limited Partners, during the first quarter of 1998, in the amount of$740,600. Cash Flow from operations has been sufficient to meet the Partnerships' obligations in the past, however, past performance is not necessarily indicative of future performance.

     As of December 31, 1997, the Partnership has no material commitments for capital expenditures. The Partnership does not anticipate any need for external sources of liquidity. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1997. The net book value of the Evanston Galleria property at December 31, 1997 and 1996 was $8,415,096 and $8,675,592, respectively, and net loss from operations for the years ended December 31, 1997, 1996 and 1995, net of the Venture Partners share were $90,086, $78,686 and $96,309 respectively.

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

     In response to the weakness in the real estate industry, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership carefully scrutinizes the appropriateness of any possible discretionary expenditures, particularly as the discretionary expenditures relate to the amount of working capital reserves the Partnership has available. By conserving working capital, the Partnership expects to be in a better position to meet future needs of its properties without having to rely on external financing sources. During 1997, the Partnership working capital increased $1,156,086 from $327,393 at December 31, 1996 to $1,483,479 at December 31, 1997.

Results of Operations:

     The results of operations for the years ended December 31, 1997, December 31, 1996 and December 31, 1995 reflect the consolidated operations of the Partnership and Sycamore Mall Associates (the "Sycamore Partnership") and the Partnership's equity investments in Evanston Galleria Limited Partnership (the "Galleria Partnership") and Country Isles Associates ("Country Isles"). The results of operations of the Sycamore Partnership reflect the operations of the Sycamore Mall Shopping Center. The equity investment in the Galleria Partnership reflects the Partnership's share of the operations of the Evanston Galleria. The equity investment in Country Isles reflects the Partnership's share of the operations of the Country Isles Plaza Shopping Center.

Changes from 1995 to 1996:

     The Partnership's recognized net income of $80,871 in 1996 as compared to a net loss in 1995 $23,117. This improvement of $103,988 resulted primarily from an improvement in operating income of $101,971. The loss allocated from Evanston Galleria was $96,309 in 1995 as compared to $78,686 in 1996. The improvement in operating results from the Evanston Galleria resulted from a reduction in operating expenses. The loss allocated from Country Isles in 1995 was $3,336 as compared to income of $33,541 in 1996. Operations at Country Isles improved from the prior year as a result in a reduction in repairs and maintenance expenses and a reduction in interest expense. Maintenance expenses were higher in 1995 due to a non-recurring maintenance item and interest expense was lower in 1996 as a result of the loan refinancing.

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


Changes from 1996 to 1997:

     The Partnership's net income in 1997 increased $678,641 from $80,871 in 1996 to $759,512 in 1997. This increase resulted primarily from the Partnership's recognition of its share of the gain on the sale of the Country Isles property in December 1997. The Partnership's share of the gain was $698,447. The loss allocated from Evanston Galleria was $90,086 in 1997 as compared to $78,686 in 1996. The decrease in operating results from the Evanston Galleria resulted from increased vacancy in the commercial spaces at Evanston Galleria. The income allocated from Country Isles in 1996 was $33,541 as compared to a gain of $81,007 in 1997. Operations at Country Isles continued to improve from increased rental rates and increased occupancy.

     The Partnership's rental income decreased $62,046 ( 5%) from $1,355,795 in 1996 to $1,293,749 in 1997. The decrease in rental income results from an increase in vacancy at Sycamore Mall. Occupancy fell during the second quarter of 1996, although occupancy has been increasing slightly since then, the overall average for the year was a decrease in occupancy.

     Revenue from tenant charges decreased $51,337 (9%) from $581,934 in 1996 to $530,597 in 1997. The decrease in rental income results from an increase in the average vacancy at Sycamore Mall, over the year.

     Interest income increased $5,282 (30%) from $17,668 in 1996 to $22,950 in 1997. The increase results from the increase in cash reserves which have been held and invested by the Partnership.

     Property operating expenses increased to $912,456 for the year ended December 31, 1997 from $871,550 for the year ended December 31, 1996. This $40,906 (5%) increase results primarily from an increase in maintenance and landscaping expenses at Sycamore Mall.

     Interest expense decreased $12,056 (3%) from $389,586 in 1996 to $377,530 in 1997. The reduction results from the repayment of $153,932 of mortgage indebtedness throughout the year. Interest expense in 1998 is expected to decrease further as a result of the continued repayment of the mortgage indebtedness.

     General and administrative expense decreased $7,205 (8%) from $86,852 during the year ended December 31, 1996 to $79,647 during the year ended December 31, 1997. This decrease resulted in a decrease in administrative costs charged by an affiliate of the General Partner.



Inflation:

     The Partnership has completed its ninth full year of operations. During the nine years the annual inflation rate has ranged from 3.01% to 5.40% with an average of 4.21%. The effect which inflation has had on income from operations is minimal primarily due to the weak real estate market.

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


Asset Impairment:

The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded from October 1, 1997 through December 31, 1997. The net book value of the Evanston Galleria property at December 31, 1997 and 1996 was $8,415,096 and $8,675,592, respectively, and net loss from operations for the years ended December 31, 1997, 1996 and 1995, net of the Venture Partners share were $90,086, $78,686 and $96,309 respectively. The remaining properties are considered to be held for investment at December 31, 1997. The adoption of SFAS 121 had no effect on the financial reporting relative to the properties held for investment.


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

Item 8.  Financial Statements and Supplementary Data

                 FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                                 INDEX


                                                               Page (s)

Independent Auditors' Report                                   17

Consolidated Balance Sheets, December 31, 1997 and 1996        18 - 19

Consolidated Statements of Operations,
 years ended December 31, 1997, 1996 and 1995                  20

Consolidated Statements of Partners'
 Capital Accounts (Deficits),
 years ended December 31, 1997, 1996 and 1995                  21

Consolidated Statements of Cash Flows,
 years ended December 31, 1997, 1996 and 1995                  22

Notes to Consolidated Financial Statements                     23 - 29


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Dearborn Income Properties L.P. II and consolidated venture as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP
Chicago, Illinois
March 25, 1998

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                         and Consolidated Venture

                       Consolidated Balance Sheets

                        December 31, 1997 and 1996

                                  Assets


                                                   1997            1996
Current assets:
     Cash and cash equivalents (note 1)            1,659,443         592,001
     Rents and other receivables                     317,315         305,044
     Due from affiliates                              14,122           4,936
     Prepaid expense                                  19,122          31,502

          Total current assets                     2,010,002         933,483

Investment property:
     Land                                          1,201,880       1,201,880
     Buildings and improvements                    8,372,099       8,350,456
                                                   9,573,979       9,552,336
     Less accumulated depreciation                (2,032,976)     (1,739,051)
                                                   7,541,003       7,813,285

Investment in unconsolidated ventures,
  at equity (notes 2 and 7)                          (58,669)        338,911
Deferred leasing and loan costs                       49,488          59,273

Total assets                                       9,541,824       9,144,952








See accompanying notes to Consolidated Financial Statements.


                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                           and Consolidated Venture

                    Consolidated Balance Sheets - Continued

                          December 31, 1997 and 1996

             Liabilities and Partners' Capital Accounts (Deficits)

                                                   1997            1996
Current liabilities:
     Accounts payable and accrued expenses          328,632         412,980
     Due to affiliates (note 6)                           -           7,160
     Accrued interest                                30,976          32,018
     Current portion of long-term debt  (note 3)    166,915         153,932

          Total current liabilities                 526,523         606,090

Long-term liabilities:
     Long-term debt (note 3)                      4,408,018       4,574,933
     Venture partners' equity
       in consolidated venture (note 2)           1,508,231       1,541,880
     Tenant security deposits                         5,433           5,439

     Total long-term liabilities                  5,921,682       6,122,252

          Total liabilities                       6,448,205       6,728,342

Partners' capital accounts (deficits) (notes 1 and 4):
     General partners:
        Capital contributions                         1,000           1,000
        Cumulative net income (losses)                4,280          (3,315)
     Total general partners' capital (deficits)       5,280          (2,315)

     Limited partners (10,000 units):
          Capital contributions                   4,058,963       4,058,963
          Cumulative net income (losses)            423,674        (328,243)
          Cumulative cash distributions          (1,394,298)     (1,311,795)
    Total limited partners' capital               3,088,339       2,418,925

          Total partners' capital accounts        3,093,619       2,416,610

Commitments and contingencies (notes 2 and 6)

Total liabilities and partners' capital $ 9,541,824    9,144,952



See accompanying notes to Consolidated Financial Statements.


FIRST DEARBORN INCOME PROPERTIES L.P. II
(a limited partnership)
and Consolidated Venture

Consolidated Statements of Operations

Years ended December 31, 1997, 1996, and 1995


                                                            1997 1996
1995
Revenues:
     Rental income    $ 1,293,749  1,355,795 1,344,444
     Tenant charges 530,597   581,934   611,840
     Interest income          22,950         17,668            9,504

          Total revenues 1,847,296 1,955,397 1,965,788

Expenses:
     Property operating expenses   912,456   871,550   913,541
     Interest  377,530   389,586   454,551
     Depreciation   293,925   293,925   284,918
     Amortization   9,785     10,199    36,656
     General and administrative expenses          79,647    86,852
74,808

          Total expenses      1,673,343 1,652,112 1,764,474

Operating income    173,953   303,285   201,314

Partnership's share of operations
    of unconsolidated ventures     (9,079)   (45,145)  (99,645)

Partnership's share of gain on sale of investment
property of unconsolidated venture 698,447   -    -

Venture partners' share of consolidated
  venture's operations (note 1)                        (103,809)
(177,269) (124,786)

Net income (loss)        $  759,512     80,871    (23,117)

Net income (loss) per limited partnership unit (note 1)          $
75.19     8.01   (2.29)






See accompanying notes to Consolidated Financial Statements.


FIRST DEARBORN INCOME PROPERTIES L.P. II
(a limited partnership)
and Consolidated Venture

Consolidated Statements of Partners' Capital Accounts (Deficits)

Years ended December 31, 1997, 1996 and 1995


                              General Partners    .              Limited
Partners (10,000 Units)            .

                                                  Net
Contributions, Net  Cash
                              income    net of         income    distrib-
                         Contributions  (loss)    Total     offering
costs     (loss)    utions    Total
Balance (deficit)
at December 31, 1994     1,000     (3,893)   (2,893)   4,058,963
(385,419) (894,938) 2,778,606

Net loss  -    (231)     (231)     -    (22,886)  -    (22,886)
Cash distributions             -              -              -
-                    -     (123,812)    (123,812)

Balance (deficit)
 at December 31, 1995    $   1,000 (4,124)   (3,124)   4,058,963
(408,305) (1,018,750)    2,631,908

Net income     -    809  809  -    80,062    -    80,062
Cash distributions             -              -              -
-                    -     (293,045)    (293,045)

Balance (deficit)
 at December 31, 1996    $   1,000 (3,315)   (2,315)   4,058,963
(328,243) (1,311,795)    2,418,925

Net income     -    7,595     7,595     -    751,917   -    751,917
Cash distributions             -              -              -
-                    -       (82,503)   (82,503)

Balance (deficit)
 at December 31, 1997    $   1,000 4,280     5,280     4,058,963 423,674
(1,394,298)    3,088,339






See accompanying notes to Consolidated Financial Statements.


FIRST DEARBORN INCOME PROPERTIES L.P. II
(a limited partnership)
and Consolidated Venture

Consolidated Statements of Cash Flows

Years ended December 31, 1997, 1996 and 1995
                                                       1997 1996 1995
Cash flows from operating activities:
   Net income (loss)     $759,512  80,871    (23,117)
   Items not requiring cash or cash equivalents:
     Depreciation   293,925   293,925   284,918
     Amortization   9,785     10,199    36,656
     Partnership's share of operations of
         unconsolidated ventures, net of distributions 104,686   341,931
148,455
     Partnership's share of gain on sale of
          investment property of unconsolidated venture     (698,447) -
-
     Venture partners' share of consolidated venture's operations
103,809   177,269   124,786

  Changes in:
     Rents and other receivables   (12,271)  (15,651)  (17,523)
     Due from affiliates      (9,186)   2,063     (2,290)
     Prepaid expense     12,380    (9,946)   3,344
     Accounts payable and accrued expenses   (84,348)  6,840     93,322
     Due to affiliates   (7,160)   (3,155)   (3,958)
     Accrued interest    (1,042)   (962)     (6,738)
     Tenant security deposits        (6)          (894)     175
Net cash provided by operating activities    471,637   882,490   638,030

Cash flows for investing activities:
     Additions to investment property   (21,643)  (13,538)  (57,292)
     Distribution from sale of investment property
          of unconsolidated venture     991,341   -    -
     Payment of deferred expenses              -               - (70,505)
Net cash provided by (used in) investing activities         969,698
(13,538)  (127,797)

Cash flows for financing activities:
     Venture partners' distributions from consolidated venture
(137,458) (195,479) (160,708)
     Distributions to limited partners  (82,503)  (293,045) (123,812)
     Principal payments on long-term debt    (153,932)    (141,958)
(81,022)
Net cash used in financing activities   (373,893) (630,482) (365,542)

   Net increase in cash and cash equivalents 1,067,442 238,470   144,691

Cash and cash equivalents at beginning of year    592,001      353,531
208,840

Cash and cash equivalents at end of year     $ 1,659,443    592,001
353,531

Supplemental disclosure of cash flow information:
     Cash paid for mortgage and other interest         $378,572  390,548
461,289

See accompanying notes to Consolidated Financial Statements.

FIRST DEARBORN INCOME PROPERTIES L.P. II
(a limited partnership)
and Consolidated Venture

Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995

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

          (Unaudited)         (Unaudited)
                                             1997 1997 1996 1996
                                        GAAP Tax  GAAP Tax
                                              Basis          Basis
Basis           Basis
Total assets   $9,541,824     4,255,943 9,144,952 3,583,310

Partners' capital accounts  (deficits):
    General partners                    5,280     0    (2,315)   (2,796)
    Limited partners     3,088,339 4,077,621 2,418,925 3,400,624

Net income:
  General partners            7,595     2,796     809  70
  Limited partners       751,917   759,652   80,062    51,591


Net income per limited partnership unit      $    75.19     75.97
8.01 5.16

     The net income (loss) per limited partnership unit presented is based on the limited partnership units outstanding at the end of each period (10,000). All distributions to partners through December 31, 1997 have been considered to be a return of capital.

FIRST DEARBORN INCOME PROPERTIES L.P. II
(a limited partnership)
and Consolidated Venture

Notes to Consolidated Financial Statements - Continued

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net income. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($1,400,707 and $312,653 at December 31, 1997 and 1996, respectively), as cash equivalents.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1997. The net book value of the Evanston Galleria property at December 31, 1997 and 1996 was $8,415,096 and $8,675,592,
respectively, and net loss from operations for the years ended December 31, 1997, 1996 and 1995, net of the Venture Partners share were $90,086, $78,686 and $96,309 respectively. The remaining properties are considered to be held for investment at December 31, 1997. The adoption of SFAS 121 had no effect on the financial reporting relative to the properties held for investment.


(2)  Venture Agreements

     (a)  General

     The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through December 31, 1997. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

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

     The property is managed by an affiliate of the General Partners. During 1997 and 1996, management fees totaling $41,550 and $25,091, respectively, were paid to an affiliate of the General Partners. No management fee was paid in 1995.

     The property was subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan will be due and payable May 1, 1998. Although management is attempting to refinance the loan, there can be no assurance that a refinancing can be consummated. If the loan is not refinanced, it is likely that the loan will be in default and that the Partnership's interest in Evanston Galleria could be jeopardized. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account.

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

     The terms of the Sycamore Mall Associates partnership agreement provide that cash flow, sale or refinancing proceeds and profit and loss will be distributed or allocated in proportion to the partners' ownership interests.

     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1997, 1996 and 1995 the property incurred management fees of $93,053, $96,048 and $97,270, respectively.

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

     On April 25, 1996, Country Isles Associates completed the refinancing of Country Isles Plaza in Ft. Lauderdale, Florida. The new mortgage provided funding of $8,100,000, the proceeds of which were used to repay the outstanding balance of $6,807,669 on the previous mortgage, pay the costs of completing the new loan (approximately $174,000), and provide for property tax escrow and working capital. Out of the remaining proceeds, the Partnership received a distribution of $210,650 from Country Isles Associates. The Partnership made a special distribution to the Limited Partners. No significant impact to the property is anticipated as a result of the increased mortgage indebtedness. As a result of the refinancing, the interest rate was reduced from 9.75% to 7.00%, the monthly payments have decreased from $60,141 to $57,250. The mortgage was scheduled to mature on May 1, 2001.

     On December 17, 1997, Country Isles Associates, sold the Country Isles Shopping Center in Fort Lauderdale, Florida, to Principal Mutual Life Insurance Company ("Buyer"). The total purchase price received by Country Isles was $13.2 million, which price was determined through arm's length negotiations with Buyer. Of this total purchase price, approximately $7.9 million was used to repay amounts owed to the lender holding the mortgage on the shopping center and approximately $595,000 was used for customary additional selling expenses and prorations. The net proceeds to Country Isles after these deductions were approximately $4.7 million. Of these proceeds, the Partnership received approximately $991,000 for its 21% interest.

FIRST DEARBORN INCOME PROPERTIES L.P. II
(a limited partnership)
and Consolidated Venture

Notes to Consolidated Financial Statements - Continued


     Through March of 1992, Country Isles Shopping Center was managed by Arvida Management, Limited Partnership, a Delaware limited partnership which is affiliated with Arvida/JMB Partners. In March of 1992, JMB Property Management, also an affiliate of Arvida/JMB Partners, became the manager. Both the previous and current Management Agreements provide that the Manager will rent and manage the project for a term of five years, and thereafter for yearly periods, unless otherwise terminated by the parties in accordance with the agreement. Country Isles Associates shall pay the Manager a management fee in an amount equal to 4% of the monthly operating revenues from the operation of the property. Notwithstanding the foregoing, until such time as the management agent notifies owner of its election to receive the management fee discussed immediately above, Country Isles Associates shall pay the Manager, in lieu of the management fee, an amount equal to 15% of amounts paid by tenants at the project on account of reimbursement of operating expenses, excluding taxes and insurance. During 1997, 1996 and 1995, the property incurred management fees of $68,600, $68,053, $ and $62,912, respectively.


 (3)  Long-Term Debt

     Long-term debt consists of the following at December 31, 1997 and 1996:

<CAPTION
                                                                 1997
1996
$4,899,448 mortgage note, bearing interest at 8.125%, payable in monthly installments of principal and interest of $44,375 until maturity on March 1, 2002 when the remaining principal
balance of $3,780,785 is payable; secured by the real and personal
property of Sycamore Mall Shopping Center.   $4,574,933     4,728,865

     Less current portion of long-term debt
166,915       153,932

     Total long-term debt                                   $4,408,018
4,574,933

     Five year maturities of long-term debt are as follows:

     1998 166,915
     1999 180,993
     2000 179,290
     2001 211,382
     2002 3,836,353


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

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:
<TABLE
     [S]  [C]
     1998 $ 1,229,081
     1999 785,569
     2000 582,679
     2001 568,274
     2002 479,718
     Thereafter       2,369,956
          $6,015,277
[/TABLE]

     Percentage rents (based on tenants' sales volume) included in rental income were $192,100, $180,846 and $171,305 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1997, 1996 and 1995 are as follows:

Unpaid  at
                                        1997 1996 1995 Dec. 31, 1997
Reimbursement (at cost) for out of pocket expenses     $   1,168 1,168
2,375     $          0
Reimbursement (at cost) for administrative services      1,364   14,992
14,224             0
                                        $ 2,532   16,160    16,599    $
0

(7)  Investment in Unconsolidated Ventures

     Summary combined financial information for Evanston Galleria Limited Partnership and Country Isles Associates as of December 31, 1997 and 1996 is as follows:

                                                            1997 1996
        Current assets                                 $      399,709
456,459
        Current liabilities                            (9,003,623)
(792,256)
          Working capital                                   (8,603,914)
(335,797)

        Deferred expenses                                   42,859
258,468
        Ventures partners' equity                      262,290
4,611,217
        Investment property, net                       8,415,096
12,319,923
        Long-term debt                                 (175,000)
(16,514,900)
          Partnership's capital                        $   (58,669)   $
338,911

     Represented by:
          Invested capital                             1,548,815
1,548,815
          Cumulative cash distributions                (1,588,495)
(501,547)
          Cumulative loss     (18,989)       (708,357)
                                                       $(58,669) $
338,911

     Total revenues
        (including gain in sale of investment property)
12,171,902         3,198,453
     Total expenses    3,046,611       3,368,380
     Net income (loss)             $    9,125,291 $    (169,927)

FIRST DEARBORN INCOME PROPERTIES L.P. II
(a limited partnership)
and Consolidated Venture

Notes to Consolidated Financial Statements - Continued


The total revenues, expenses and net loss for the above ventures for the year ended December 31, 1995 were $3,059,677, $3,479,039 and $419,362, respectively.


(8)  Subsequent Event

     In March 1998, the Partnership paid cash distributions of $740,600 to the Limited Partners.

FIRST DEARBORN INCOME PROPERTIES L.P. II
(a limited partnership)
and Consolidated Venture

December 31, 1997

Schedule III
Consolidated Real Estate and Accumulated Depreciation


                                                                            (a)
(b)
                                                        Initial Cost to
Partnership         Additions         Gross amount of asset at period end

Building &         Building &                       Building &
Accumulated       Date of          Date    Depreciable
                            Encumbrance       Land           Improvements
Improvements        Land    Improvements     Total     Depreciation
Construction   Acquired  Lives
Shopping Center                                     1969
Iowa City, IA  $4,574,933     1,201,880 7,910,902 461,197   1,201,880 8,372,099
9,573,979 2,032,976 1972 10/26/90  5-30 years

(a)  The initial cost represents the original purchase price of the properties.
(b) The aggregate cost of the above real estate at December 31, 1997 for Federal income tax purposes is $9,573,979.

     1997 1996 1995
(c)  Reconciliation of real estate owned
            Balance at beginning of period   $9,552,336     9,538,798 9,481,506
            Additions        21,643         13,538         57,292
            Balance at end of period    9,573,979 9,552,336 9,538,798

(d)  Reconciliation of accumulated depreciation
            Balance at beginning of period   1,739,051 1,445,126 1,160,208
            Depreciation expense     293,925 293,925   284,918
            Balance at end of period    $2,032,976     1,739,051 1,445,126

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

      The persons listed below occupy key management position with the General Partners:

     Mr. Bruce H. Block, age 60, has been a principal in numerous real estate ventures which own, have an interest in, or have owned various types of property that have included apartment and office
buildings,  shopping centers and vacant land.   Mr. Block is an
Illinois licensed attorney, a certified public accountant and a licensed real estate broker in the State of Illinois. Mr. Block practiced corporate and real estate law in Chicago for over 20 years and is a shareholder in the Chicago law firm of Ross & Block, P.C.

     Mr. Robert S. Ross, age 60, has been a principal in many real estate ventures which own, have an interest in, or have owned various types of property including apartment and office buildings, shopping centers and vacant land. Mr. Ross is an Illinois licensed attorney, a licensed real estate broker in the State of Illinois and is an affiliate member of Real Estate Securities and Syndication Institute. He also practiced general and real estate law in the Chicago area for over 22 years and is a shareholder in the Chicago law firm of Ross & Block P.C.

     Mr. Ronald R. Angarella, age 40, currently serves as President, Chairman and Director of Chubb Securities Corporation and Hampshire Funding, Inc. and President and Director of Hampshire Syndications, Inc. Mr. Angarella is also President and Director of Chubb America Fund, Inc., Senior Vice President and Director of Chubb Investment Funds, Inc. and Senior Vice President, Sales of Chubb Life Insurance Company of America. Mr. Angarella is a graduate of Providence College and Brown University.

     Mr. Charles C. Cornelio, age 38, is Vice President, General
Counsel and Secretary of Chubb Securities Corporation, Hampshire
Syndications, Inc. and Hampshire Funding, Inc. He is also Executive Vice President and Chief Administrative Officer of Chubb Life Insurance Company of America, Vice President and General Counsel of Chubb America Fund, Inc. and Chubb Investment Funds, Inc.

     Mr. Frederick H. Condon, age 63, is a Director of Hampshire Funding, Inc. and Chubb Securities Corporation. Mr. Condon also serves as Senior Vice President, General Counsel and Secretary of Chubb Life Insurance Company of America, Director, Senior Vice President, General Counsel and Secretary of Chubb Colonial Life Insurance Company and Chubb Sovereign Life Insurance Company.

     John Weston, age 38, Treasurer of Hampshire Funding, Inc., Chubb Securities Corporation, Hampshire Syndications, Inc., Chubb Investment Funds, Inc., Chubb America Fund, Inc. and Chubb Investment Advisory Corporation. Mr. Weston also serves as Assistant Vice President of Chubb Life Insurance Company of America.

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

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1997, 1996 and 1995 are as follows:

<TABLE
<CAPTION
                    Unpaid  at
                                        1997 1996 1995 Dec. 31, 1997
[S]  [C]  [C]  [C]  [C]
Reimbursement (at cost) for out of pocket expenses     $   1,168 1,168
2,375     $          0
Reimbursement (at cost) for administrative services      1,364   14,992
14,224             0
                                        $ 2,532   16,160    16,599    $
0
[/TABLE]
     There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security ownership of certain Beneficial Owners and
Management

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

     (b) The following table sets forth information regarding the beneficial ownership of Units as of December 31, 1997 by directors and/or general partners of the General Partners, and by all officers, directors and for general partners of the General Partners as a group:

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


     (b) No reports on Form 8-K were filed in the last quarter of 1997.

     (c) An annual report for the fiscal year 1997 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

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

                                       FIRST DEARBORN INCOME PROPERTIES
L.P. II
                                         (Registrant)

                                        BY: FDIP, Inc.
                                        (Managing General Partner)


Date:  March 30, 1998     BY:                        /s/ Robert S. Ross
                                              Its:  President

                                    BY:  FDIP Associates II
                                         (Associate General Partner)
                                         BY:  First Dearborn Partners,
a Partner

Date:  March 30, 1998       BY:                 /s/ Bruce H. Block
                                              a Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signatures              Title     Date


           /s/ Robert S. Ross            President and Director
March 30, 1998
        Robert S. Ross             of FDIP, Inc. (Principal
                                       Executive Officer)

             /s/ Bruce H. Block          Secretary and Director
March 30, 1998
           Bruce H. Block                 of FDIP, Inc. (Principal
                                          Financial Officer)