Form 10-Q
period 1998-03-31
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1998-05-21
CIK 837557

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998
                                  OR

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


Units outstanding as of March 31, 1998:  10,000

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

                 March 31, 1998 and December 31, 1997
                              (Unaudited)

                                Assets
                                           March 31, December 31,
                                                1998           1997
Current assets:
     Cash and cash equivalents (note 1)            1,005,502      1,659,443
     Rents and other receivables                     321,229        317,315
     Due from affiliates                              13,797         14,122
     Prepaid expense                                  11,225         19,122
          Total current assets                     1,351,753      2,010,002

Investment property, at cost (note 1):
     Land                                          1,201,880      1,201,880
     Building                                      8,372,099      8,372,099
                                                   9,573,979      9,573,979
     Less accumulated depreciation                (2,104,077)    (2,032,976)
                                                   7,469,902      7,541,003

Investment in unconsolidated venture,
   at equity (note 2)                               (68,191)       (58,669)
Deferred leasing and loan costs                      47,094         49,488

     Total assets                                 8,800,558      9,541,824



          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

                 March 31, 1998 and December 31, 1997
                              (Unaudited)

              Liabilities and Partners' Capital Accounts
                                                   March 31,      December 31,
                                                   1998           1997
Current liabilities:
     Accounts payable and accrued expenses           406,544        328,632
     Accrued interest                                 30,702         30,976
     Current portion of long-term debt               170,200        166,915
          Total current liabilities                  607,446        526,523

Long-term debt                                     4,364,266      4,408,018
Venture partners' equity in
  consolidated venture (note 2)                    1,497,055      1,508,231
Tenant security deposits                               5,433          5,433
     Total long-term liabilities                   5,856,741      5,921,682

     Total liabilities                             6,474,200      6,448,205

Partners' capital accounts (deficits):
     General partners:
          Capital contributions                        1,000         1,000
          Cumulative net income                        4,013         4,280
                                                       5,013         5,280
     Limited partners:
          Capital contributions                    4,058,963     4,058,963
          Cumulative net income                      397,280       423,674
          Cumulative cash distributions           (2,134,898)   (1,394,298)
                                                   2,321,345     3,088,339

      Total partners' capital accounts             2,326,358     3,093,619

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital     8,800,558     9,541,824

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statement of Operations

              Three months ended March 31, 1998 and 1997

                              (Unaudited)

                                                 1998          1997
Revenues:
     Rental income                                 293,086          311,903
     Tenant charges                                136,486          155,510
     Interest income                                15,101            4,287
          Total revenues                           444,673          471,700

Expenses:
     Property operating expenses                   237,458          226,667
     Interest                                       92,382           95,550
     Depreciation                                   71,101           72,879
     Amortization                                    2,395            2,601
     General and administrative expenses            46,008           41,981

          Total expenses                           449,343          439,679

Operating income (loss)                             (4,671)          32,021

Partnership's share of operations
   of unconsolidated ventures                       (9,522)         (14,066)

Venture partner's share of consolidated
   venture's operations (note 1)                   (12,468)         (32,871)

Net income (loss)                                  (26,661)         (14,916)

Net income (loss) per
   limited partnership unit                         (2.64)            (1.48)

Cash distribution per limited partnership unit      74.06              2.07

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statements of Cash Flows

              Three months ended March 31, 1998 and 1997

                              (Unaudited)

                                                 1998            1997
Cash flows from operating activities:
  Net income (loss)                                  (26,661)        (14,916)
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                                     71,101          72,879
     Amortization                                      2,395           2,601
     Partnership's share of operations of
      unconsolidated ventures - net of distributions   9,522          51,020
     Venture partners' share of
      consolidated venture's operations              (11,176)        (46,346)

  Changes in:
     Rents and other receivables                      (3,914)         42,662
     Due from affiliates                                 325          (2,492)
     Prepaid expenses                                  7,897          13,501
     Accounts payable and accrued expenses            77,638         (68,600)
Tenant deposits                                            -               -
Net cash provided by operating activities            127,126          50,309

Cash flow from investment activities:
Additions to building and deferred costs                  -                -
Net cash provided by investment activities                -                -

Cash flows from financing activities:
     Distributions to limited partners             (740,600)         (20,703)
     Principal payments on long-term debt           (40,467)         (37,320)
Net cash used in financing activities              (781,067)         (58,023)

Net increase (decrease) in
     cash and cash equivalents                     (653,941)          (7,714)

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

              Notes to Consolidated Financial Statements

                        March 31, 1998 and 1976

                              (Unaudited)

       Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

      For the three and nine month periods ended March 31, 1998 and March 31, 1997 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three months ended March 31, 1998 and March 31, 1997 and Country Isle Associates for the three months ended March 31, 1997.

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three months ended March 31, 1998 and 1997 is summarized as follows:

                                          1998                 1997
                                    GAAP       Tax        GAAP       Tax
                                    Basis      Basis      Basis      Basis
Net income (loss)                   (26,661)   (29,000)   (14,916)   (13,100)

Net income (loss) per
   limited partnership unit           (2.64)     (2.87)     (1.48)    (1.30)

      The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

       Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($683,919 and $1,400,707 at March 31, 1998 and December 31, 1997,
respectively), as cash equivalents.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded from October 1, 1997 through March 31, 1998.

(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through March 31, 1998. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the three months ended March 31, 1998 and 1997 are as follows:

                                                                   Unpaid at
                                                                   Mar 31,
                                                        1998       1997                                    1998
     Reimbursement (at cost) for
         administrative services            5,000       5,000           -
                                            5,000       5,000           -

 (4)  Unconsolidated Venture - Summary Information

     Summary income statement information for Evanston Galleria
Limited Partnership for the three months ended March 31,1998 and Evanston Galleria Limited Partnership and Country Isle Plaza for the three months ended March 31,1997, is as follows:


                                            1998               1997
     Total revenue                           326,573           796,358
     Operating income (loss)                 (35,068)          (51,803)
     Partnership's share of income (loss)     (9,522)          (14,066)

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      At March 31,1998, the Partnership had cash and cash equivalents of $1,005,502 which will be utilized for working capital requirements and for future distributions to Partners. This is $653,941 less than the $1,659,443 balance at December 31, 1997. Net cash provided by operating activities during the quarter ended March 31, 1998 was $127,126, an increase of $76,817 from the $50,309 of cash provided by operating activities during the quarter ended March 31, 1997. This improvement relates to the timing of property tax payments at Sycamore Mall. Payments normally made in the first quarter were prepaid at December 31, 1997.

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

      During 1997, the Evanston Galleria experienced occupancy rates which ranged from 77% to 86%. As of December 31, 1997 occupancy was 83%. However, a lease had been entered into to lease the lower level space of 11,300 square feet. This tenant has taken occupancy along with one additional retail tenant. This has increased occupancy to 95%, as of March 31, 1998. The first mortgage on the property matured on May 1, 1998, however an amendment has been entered into which extends the maturity of the loan to August 31, 1998. The Evanston Galleria property is currently being marketed for sale.

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

Results of Operations - 1998 compared to 1997

      For the three month periods ended March 31, 1998 and March 31, 1997, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three months ended March 31, 1998 and March 31, 1997 and Country Isle Associates for the three months ended March 31, 1997.

      Accounts payable and accrued expenses have increased $77,912 to $406,544 as of March 31, 1998 from $328,632 at December 31, 1997.
This increase relates primarily to the timing of the payment of property taxes at Sycamore Mall.

      The $18,817 (6%) decrease in rental income for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997 is attributed to the vacancy of several small retail tenants, shortly after the holiday shopping season, at Sycamore Mall. Occupancy at Sycamore Mall has fallen to 85% as of March 31, 1998 Income from tenant charges decreased $19,024 (12%) during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease results from the decreased occupancy levels at Sycamore Mall.

      The $10,791 (5%) increase in property operating expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is attributable to a $9,600 increase in property taxes, a $5,800 increase in natural gas costs and $5,500 in roof repairs at Sycamore Mall.

      The $4,027 increase in general and administrative expenses for the three month periods ended March 31, 1998 as compared to the three month periods ended March 31, 1997 is attributable to an increase in professional and accounting fees related to the 1997 year-end.

       The Partnership's share of operations of unconsolidated subsidiaries resulted in a loss allocation of $9,522, during the three months ended March 31, 1998, as compared to a loss allocation of $14,066 during the three month period ended March 31, 1997. Evanston Galleria resulted in a loss allocation of $17,521 during the three months ended March 31, 1997, which was partly offset by an income allocation of $12,448 from Country Isles. Evanston Galleria's allocation shows an improvement of $8,000 from the prior year, which results from the increased occupancy at Evanston Galleria.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an allocation of $12,468 during the three months ended March 31, 1998 as compared to an allocation of $32,871 during the three months ended March 31, 1997. As a result of a decrease in operating income at Sycamore Mall, the Partnership has decreased the amount of the income which is then allocated to the venture's partners.

                               OCCUPANCY


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                             at        at        at         at         at
                          03/31/97  06/30/97  09/30/97   12/31/97   03/31/98
Evanston Galleria
Evanston, IL                 86%      86%       77%        83%        95%

Country Isles (sold 1997)
Ft. Lauderdale, FL          100%      99%      100%        n/a        n/a

Sycamore Mall
Iowa City, Iowa              88%      89%       89%        90%        85%



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



                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                    (Registrant)


                    By:  FDIP, Inc.
                    (Managing General Partner)





May 21, 1998        By:  Robert S. Ross
                    President
                    (Principal Executive Officer)







May 21, 1998        By:  Bruce H. Block
                    Vice President
                    (Principal Financial Officer)
