Form 10-Q
period 1998-06-30
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1998-08-14
CIK 837557

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998
                                  OR

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


Units outstanding as of June 30, 1998:  10,000

                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

                  June 30, 1998 and December 31, 1997
                              (Unaudited)

                                Assets
                                                June 30,          December 31,
                                                1998              1997
Current assets:
     Cash and cash equivalents (note 1)          1,052,765         1,659,443
     Rents and other receivables                   156,007           317,315
     Due from affiliates                            13,472            14,122
     Prepaid expense                                 3,328            19,122
          Total current assets                   1,225,572         2,010,002

Investment property, at cost (note 1):
     Land                                        1,201,880         1,201,880
     Building                                    8,372,099         8,372,099
                                                 9,573,979         9,573,979
     Less accumulated depreciation              (2,175,177)       (2,032,976)
                                                 7,398,802         7,541,003

Investment in unconsolidated venture (note 2)      (71,332)          (58,669)
Deferred leasing and loan costs                     45,004            49,488

     Total assets                                8,598,046         9,541,824




          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

                  June 30, 1998 and December 31, 1997
                              (Unaudited)

              Liabilities and Partners' Capital Accounts
                                                 June 30,         December 31,
                                                 1998             1997
Current liabilities:
     Accounts payable and accrued expenses         412,361           328,632
     Accrued interest                               30,423            30,976
     Current portion of long-term debt             170,500           166,915
          Total current liabilities                613,284           526,523

Long-term debt                                   4,322,668         4,408,018
Venture partners' equity
   in consolidated venture (note 2)              1,366,618         1,508,231
Tenant security deposits                             5,433             5,433
     Total long-term liabilities                 5,694,719         5,921,682

     Total liabilities                           6,308,003         6,448,205

Partners' capital accounts (deficits) (note 1):
     General partners:
          Capital contributions                      1,000             1,000
          Cumulative net income                      3,856             4,280
                                                     4,856             5,280

     Limited partners:
          Capital contributions                  4,058,963         4,058,963
          Cumulative net income                    381,722           423,674
          Cumulative cash distributions         (2,155,498)       (1,394,298)
                                                 2,285,187         3,088,339

      Total partners' capital accounts           2,290,043         3,093,619

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital    8,598,046         9,541,824

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statement of Operations

               Three months ended June 30, 1998 and 1997

                              (Unaudited)

                                                 1998                1997
Revenues:
     Rental income                               286,969             323,104
     Tenant charges                              109,625             129,935
     Interest income                               9,915               5,406
          Total revenues                         406,509             458,445

Expenses:
     Property operating expenses                 219,694             254,354
     Interest                                     91,548              94,782
     Depreciation                                 71,100              72,880
     Amortization                                  2,394               2,395
     General and administrative expenses          26,962              20,640

          Total expenses                         411,698             445,051

Operating income (loss)                           (5,189)             13,394

Partnership's share of operations
   of unconsolidated ventures                     (3,141)               (396)

Venture partner's share of consolidated
   venture's operations (note 1)                  (7,421)            (12,779)

Net income (loss)                                (15,751)                220

Net income (loss)
   per limited partnership unit                    (1.56)               0.02

Cash distribution
   per limited partnership unit                     2.06                2.06

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statement of Operations

                Six months ended June 30, 1998 and 1997

                              (Unaudited)

                                                 1998                1997
Revenues:
     Rental income                               580,055             635,007
     Tenant charges                              246,111             285,445
     Interest income                              25,052               9,693

          Total revenues                         851,218             930,145

Expenses:
     Property operating expenses                 457,152             481,021
     Interest                                    183,930             190,332
     Depreciation                                142,201             145,759
     Amortization                                  4,789               4,996
     General and administrative expenses          72,970              62,621

          Total expenses                         861,042             884,729

Operating income (loss)                           (9,824)             45,416

Partnership's share of operations
  of unconsolidated ventures                     (12,663)            (32,614)

Venture partner's share of consolidated
  venture's operations (note 1)                  (19,889)            (45,650)

Net income (loss)                                (42,376)            (32,848)

Net income (loss)
   per limited partnership unit                    (4.20)              (3.25)

Cash distribution
   per limited partnership unit                    76.12                4.13

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                 Consolidated Statements of Cash Flows

                Six months ended June 30, 1998 and 1997

                              (Unaudited)

                                                1998               1997
Cash flows from operating activities:
  Net income (loss)                               (42,376)            (32,848)
  Items not requiring (providing)
        cash or cash equivalents:
     Depreciation                                 142,201             145,759
     Amortization                                   4,789               4,996
     Partnership's share of operations of
        unconsolidated  ventures                  12,663              100,558
     Venture partners' share of
        consolidated venture's operations       (141,613)             (68,508)

  Changes in:
     Rents and other receivables                 161,958               88,411
     Prepaid expenses                             15,794               27,002
     Accounts payable and accrued expenses        83,176                5,436
     Tenant deposits                                   -                   (6)
Net cash provided by  operating activities       236,592              263,640

Cash flow from investment activities:
Additions to building and deferred costs            (305)                   -
Net cash (used in) investment activities            (305)                   -


Cash flows from financing activities:
     Distributions to limited partners          (761,200)             (41,303)
     Principal payments on long-term debt        (81,765)             (75,406)
Net cash used in financing activities           (842,965)            (116,709)

Net increase (decrease)
    in cash and cash equivalents               (606,678)              146,931

          See accompanying notes to the financial statements.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

              Notes to Consolidated Financial Statements

                        June 30, 1998 and 1997

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

(1)  Basis of Accounting

      For the three and six month periods ended June 30, 1998 and June 30, 1997 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

      The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three and six months ended June 30, 1998 and June 30, 1997 and Country Isle Associates for the three and six months ended June 30, 1997.

      The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the six months ended June 30, 1998 and 1997 is summarized as follows:

                                         1998                   1997
                                  GAAP       Tax         GAAP         Tax
                                  Basis      Basis       Basis        Basis
Net income (loss)                 (42,376)   (39,300)    (32,848)     (49,301)

Net income (loss) per
    limited partnership unit        (4.20)     (3.90)      (3.25)       (4.90)

      The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

       Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less ($720,414 and $1,400,707 at June 30, 1998 and December 31, 1997,
respectively) as cash equivalents.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded from October 1, 1997 through June 30, 1998.

(2)  Venture Agreements

       The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through June 30, 1998. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

               FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

        Notes to Consolidated Financial Statements - Continued

(3)  Transactions with Affiliates

      Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the six months ended June 30, 1998 and 1997 are as follows:

                                                                    Unpaid at
                                                                    June 30,
                                                 1998      1997      1998
     Reimbursement for administrative services   10,000    10,000          -
                                                 10,000    10,000          -

 (4)  Unconsolidated Venture - Summary Information

     Summary income statement information for Evanston Galleria
Limited Partnership for the six months ended June 30, 1998 and Evanston Galleria Limited Partnership and Country Isle Plaza for the six months ended June 30, 1997, is as follows:



                                                 1998              1997
     Total revenue                                 672,404          1,565,761
     Operating income (loss)                       (46,635)          (118,320)
     Partnership's share of income (loss)          (12,663)           (32,614)

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      At June 30, 1998, the Partnership had cash and cash equivalents of $1,052,765 which will be utilized for working capital requirements and for future distributions to Partners. This is $653,941 less than the $1,659,443 balance at December 31, 1997. The Partnership made a distribution in the amount of $740,600 to Limited Partners during the first quarter of 1998. The Partnership received a special distribution in the amount of $991,000 from the December 1997 sale of Country Isles Associates, which it then distributed to the Limited Partners. During the three and six month periods ended June 30, 1998, the Partnership distributed $20,600 ($2.06 per unit) and $761,200 ($76.12 per unit), respectively, to Limited Partners. This compares to $20,600 ( $2.06 per unit) and $41,303 ( $4.13 per unit) during the three and six month periods ended June 30, 1997. The Partnership has continued to build additional cash reserves for Sycamore Mall's anticipated releasing program.

      Net cash provided by operating activities during the six months ended June 30, 1998 was $236,592, a decrease of $27,048 from the $263,640 of cash provided by operating activities during the six months ended June 30, 1997.

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

      During 1997, the Evanston Galleria experienced occupancy rates which ranged from 77% to 86%. As of December 31, 1997 occupancy was 83%. However, a lease had been entered into to lease the lower level space of 11,300 square feet. This tenant has taken occupancy along with one additional retail tenant. This has increased occupancy to 95%, as of March 31, 1998. The first mortgage on the property matured on May 1, 1998, however an amendment has been entered into which extends the maturity of the loan to August 31, 1998. Negotiations are currently underway for an additional extension of the mortgage loan. There can be no assurance that such an extension will be granted. The Evanston Galleria property is currently being marketed for sale.

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

Results of Operations - 1998 compared to 1997

      For the three and six month periods ended June 30, 1998 and June 30, 1997, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three and six months ended June 30, 1998 and June 30, 1997 and Country Isle Associates for the three and six months ended June 30, 1997.

       Net loss for the six months ended June 30, 1998 was $42,376 as compared to $32,848 during the six months ended June 30, 1997. The decrease in operating results is a result of decreased profitability at Sycamore Mall which was partially offset by improvement at the Evanston Galleria. The decreased profitability at Sycamore Mall is a result of increased vacancy, averaging 82% in 1998 as compared to 87.5% in 1997. Management is currently negotiating with new tenants for Sycamore Mall, but no new leases have been signed..

      The $54,952 (9%) decrease in rental income and the $39,334 (14%) decrease in tenant charges, for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 is attributed to an increase in vacancy at Sycamore Mall. The opening of a new regional mall in the area of the Sycamore Mall has resulted in the loss of several tenants. Management is currently negotiating with prospective tenants which would significantly increase occupancy.

      The $15,359 (158%) increase in interest income for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 is attributed to the increase in cash reserves which are being maintained since the sale of the Country Isles property in December 1997. The Partnership is maintaining these additional reserves in anticipation of needed equity for the Sycamore Mall releasing efforts..

      The $23,869 (5%) decrease in property operating expenses for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 is attributed to a decrease in property maintenance expenses at Sycamore Mall.

      The $6,402 (3%) decrease in interest expenses for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 is attributable a reduction in the outstanding indebtedness at Sycamore Mall.

     The $10,349 (17%) increase in general and administrative expenses for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997 is attributable to an increase in professional fees related to the annual audit and tax return preparation.

       The Partnership's share of operations of unconsolidated subsidiaries resulted in a loss allocation of $12,663 during the six months ended June 30, 1998, as compared to a loss allocation of $32,614 during the six month period ended June 30, 1997. Evanston Galleria has released most of its retail space. Occupancy is running at 95 % as compared to 86 % in the prior year.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an allocation of $19,889 during the six months ended June 30, 1998 as compared to an allocation of $45,650 during the six months ended June 30, 1997. As a result of a decrease in operating income at Sycamore Mall, the Partnership has decreased the amount of the income which is then allocated to the venture's partners.


                               OCCUPANCY


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                            at        at        at        at        at        at
                         03/31/97  06/30/97  09/30/97  12/31/97  03/31/98  06/30/98
Evanston Galleria
Evanston, IL              86%      86%        77%      83%       95%       94%

Country Isles
Ft. Lauderdale, FL       100%      99%       100%      n/a       n/a       n/a

Sycamore Mall
Iowa City, Iowa           88%      89%        89%      90%       85%       79%



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



                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                    (Registrant)


                    By:  FDIP, Inc.
                    (Managing General Partner)






August 14, 1998     By:  Robert S. Ross
                    President
                    (Principal Executive Officer)









August 14, 1998     By:  Bruce H. Block
                    Vice President
                    (Principal Financial Officer)
