Form 10-Q
period 1998-09-30
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1998-11-16
CIK 837557

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-Q


             [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998
                                    OR

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


Units outstanding as of September 30, 1998:  10,000

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                         and Consolidated Venture

                               Balance Sheets

                    September 30, 1998 and December 31, 1997
                                 (Unaudited)

                                   Assets
                                          	September 30,     	December 31,
	                                          1998               1997
Current assets:
    	Cash and cash equivalents (note 1)     1,010,135         	1,659,443
     Rents and other receivables             	195,189           	317,315
     Due from affiliates                      	13,147            	14,122
     Prepaid expense                    	         305	            19,122
          Total current assets             	1,218,776         	2,010,002

Investment property, at cost (note 1):
     Land                                  	1,201,880         	1,201,880
     Building                            	  8,372,099       	  8,372,099
                                           	9,573,979         	9,573,979
     Less accumulated depreciation        	(2,248,085)       	(2,032,976)
                                         	  7,325,894       	  7,541,003

Investment in unconsolidated venture,
                  at equity (note 2)         	(66,867)          	(58,669)
Deferred leasing and loan costs	               42,305	            49,488

     Total assets                           8,520,108	         9,541,824




See accompanying notes to the financial statements.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                        and Consolidated Venture

                            Balance Sheets

                 September 30, 1998 and December 31, 1997
                             (Unaudited)

                Liabilities and Partners' Capital Accounts
                                            	September 30,   	  December 31,
                             	               1998 	             1997
Current liabilities:
     Accounts payable and accrued expenses     358,620         	  328,632
     Accrued interest                          	30,137            	30,976
     Current portion of long-term debt   	     172,500    	       166,915
          Total current liabilities           	561,257           	526,523

Long-term debt                              	4,278,525	         4,408,018
Venture partners' equity
  in consolidated venture (note 2)          	1,339,791         	1,508,231
Tenant security deposits                         5,433    	         5,433
     Total long-term liabilities          	  5,623,749       	  5,921,682

     Total liabilities                    	  6,185,006       	  6,448,205

Partners' capital accounts (deficits):
     General partners:
          Capital contributions	                 1,000             	1,000
          Cumulative net income                  4,513        	     4,280
                                                 5,513        	     5,280

     Limited partners:
          Capital contributions             	4,058,963         	4,058,963
          Cumulative net income               	446,724	           423,674
          Cumulative cash distributions    	(2,176,098)       	(1,394,298)
                                          	  2,329,589       	  3,088,339

      Total partners' capital accounts    	  2,335,102       	  3,093,619

Commitments and contingencies (note 2)

   Total Liabilities and Partners' Capital   8,520,108	         9,541,824

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                        and Consolidated Venture

                    Consolidated Statement of Operations

               Three months ended September 30, 1998 and 1997

                               (Unaudited)

                                   	        1998      	          1997
Revenues:
     Rental income                          252,990             	302,937
     Tenant charges                        	112,077	             137,467
     Interest income                   	      9,912	               5,894
          Total revenues                	   374,979	             446,298

Expenses:
     Property operating expenses           	169,406             	190,267
     Interest                               	90,698              	93,999
     Depreciation                           	72,908              	72,879
     Amortization                            	2,395               	2,394
     General and administrative expenses     18,556	               7,957

          Total expenses                	   353,963           	  367,496

Operating income                             21,016              	78,802

Partnership's share of operations
   of unconsolidated ventures               	43,640             	(24,231)

Venture partner's share of consolidated
   venture's operations (note 1) 	            1,013	             (38,654)

Net income                                   65,669	              15,917

Net income (loss)
   per limited partnership unit  	             6.50	                1.58

Cash distribution
   per limited partnership unit	               2.06          	      2.06

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                   Consolidated Statement of Operations

                Nine months ended September 30, 1998 and 1997

                               (Unaudited)

                                           1998      	         1997
Revenues:
     Rental income                      	    833,045            	937,944
     Tenant charges                         	358,188            	422,912
     Interest income                   	      34,964       	      15,587

          Total revenues                	  1,226,197         	 1,376,443

Expenses:
     Property operating expenses            	626,558            	671,288
     Interest                               	274,628            	284,331
     Depreciation                           	215,109            	218,638
     Amortization                             	7,184              	7,390
     General and administrative expenses 	    91,536	             70,578

          Total expenses                	  1,215,015	          1,252,226

Operating income                              11,182            	124,216

Partnership's share of operations
  of unconsolidated ventures                 	30,977            	(56,845)

Venture partner's share of consolidated
  venture's operations (note 1)         	    (18,876)	           (84,304)

Net income (loss)                             23,283      	      (16,933)

Net income (loss)
   per limited partnership unit                 2.31      	        (1.68)

Cash distribution
   per limited partnership unit	               78.18	               6.19

See accompanying notes to the financial statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                           and Consolidated Venture

                     Consolidated Statements of Cash Flows

                  Nine months ended September 30, 1998 and 1997

                                 (Unaudited)

                                     	        1998	               1997
Cash flows from operating activities:
  Net income (loss)                             	23,283           	(16,933)
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                              	215,109           	218,638
     Amortization                                	7,184             	7,390
     Partnership's share of operations of
                 unconsolidated  ventures         8,198	           140,849
     Venture partners' share of consolidated
                     venture's operations     	(168,440)	           (3,152)

  Changes in:
     Rents and other receivables               	123,101            	(3,357)
     Prepaid expenses                           	18,817             	4,483
     Accounts payable and accrued expenses      	29,149            	(3,710)
     Tenant deposits	                                 0	                (6)
Net cash provided by operating activities    	  256,401	           434,642

Cash flow from investment activities:
Additions to building and deferred costs	             0                  0
Net cash used in investment activities  	             0                  0


Cash flows from financing activities:
     Distributions to limited partners	        (781,800)	          (61,903)
     Principal payments on long-term debt      (123,908)      	   (114,270)
Net cash used in financing activities        	 (905,708)        	 (176,173)

Net increase (decrease) in cash
          and cash equivalents   	             (649,307)	          257,696

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                         and Consolidated Venture

                 Notes to Consolidated Financial Statements

                        September 30, 1998 and 1997

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

(1)  Basis of Accounting

     For the three and nine month periods ended September 30, 1998 and September 30, 1997 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the Venture). The effect of all transactions between the Partnership and the Venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three and nine months ended September 30, 1998 and September 30, 1997 and Country Isle Associates for the three and nine months ended September 30, 1997.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the nine months ended September 30, 1998 and 1997 is summarized as follows:

                                      	   1998             	  1997
                                 	   GAAP  	   Tax      GAAP        Tax
                              	      Basis 	   Basis    Basis       Basis
Net income (loss)                  	 23,283   	9,300   	(14,696)   	(29,301)

Net income (loss) per
 limited partnership unit 	  2.31	0.92	(1.45)	(2.90)

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

                     FIRST DEARBORN INCOME PROPERTIES L.P. II
                              (a limited partnership)
                              and Consolidated Venture

               Notes to Consolidated Financial Statements - Continued

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less ($797,764 and $1,400,707 at September 30, 1998 and December 31, 1997, respectively) as cash equivalents.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) Accounting for the Impairment of Long-Lived Assets and for
Long Lived Assets to be Disposed Of, on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded from October 1, 1997 through September 30, 1998.

(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through September 30, 1998. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

              FIRST DEARBORN INCOME PROPERTIES L.P. II
                    (a limited partnership)
                   and Consolidated Venture

Notes to Consolidated Financial Statements - Continued

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the nine months ended September 30, 1998 and 1997 are as follows:

                                                                         		 	Unpaid at
                                                           	              	 	9/30,
                                                      	1998    	1997        	1998
Reimbursement (at cost) for administrative services	   15,000  	15,000       0


 (4)  Unconsolidated Venture - Summary Information

     Summary income statement information for Evanston Galleria Limited Partnership for the nine months ended September 30, 1998 and Evanston Galleria Limited Partnership and Country Isle Plaza for the nine months ended September 30, 1997, is as follows:


     		                                                                                  1998              1997
     Total revenue                             	1,087,386       	2,264,085
     Operating income (loss)                       	4,830	        (218,310)
     Partnership's share of income (loss)          30,977         	(56,845)

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1998 and 1997.

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

Results of Operations - 1998 compared to 1997

     For the three and nine month periods ended September 30, 1998 and September 30, 1997, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three and nine month periods ended September 30, 1998 and September 30, 1997 and Country Isle Associates for the three and nine months ended September 30, 1997.

      Net income for the nine months ended September 30, 1998 was $23,283 as compared to a loss of $16,933 during the nine months ended September 30, 1997. The improvement is largely due to $39, 741 of income received from Country Isles Associates during the three months ended September 30, 1998. Net income for the three months ended September 30, 1998 was $65,669 as compared to $15,917 during the three months ended September 30, 1997.
A decrease in operating results at Sycamore Mall was partially offset by improvement at the Evanston Galleria, during both the three and nine month periods ended September 30, 1998. The decreased profitability at Sycamore Mall is a result of increased vacancy, averaging 83% in 1998 as compared to 87% in 1997. Management is continuing to search for new tenants for Sycamore Mall, but no new leases have been signed. Sears has recently vacated the Sycamore Mall, which will further reduce earnings until new tenants can be obtained.

     The $104,899 (11%) decrease in rental income and the $64,724 (15%) decrease in tenant charges, for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997 is attributed to an increase in vacancy at Sycamore Mall. The opening of a new regional mall in the area of the Sycamore Mall has resulted in the loss of several tenants.

     The $19,377 (124%) increase in interest income for the nine month period ended September 30, 1998 as compared to the nine month period ended
September 30, 1997 is attributed to the increase in cash reserves which are being maintained since the sale of the Country Isles property in December
1997. The Partnership is maintaining these additional reserves in anticipation of needed equity for the Sycamore Mall releasing efforts.

     The $44,730 (7%) decrease in property operating expenses for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997 is attributed to a decrease in property maintenance and operating expenses at Sycamore Mall.

     The $9,703 (3%) decrease in interest expenses for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997 is attributable a reduction in the outstanding indebtedness at Sycamore Mall.

     The $20,958 (30%) increase in general and administrative expenses for the nine month period ended September 30, 1998 as compared to the nine month period ended September 30, 1997 is attributable to an increase in professional fees related to the annual audit and tax return preparation and legal fees incurred at Sycamore Mall related to the attempted collection of past due rents.

     The Partnership's share of operations of unconsolidated subsidiaries resulted in a loss allocation of $12,663 during the nine month period ended September 30, 1998, as compared to a loss allocation of $32,614 during the nine month period ended September 30, 1997. Evanston Galleria has released most of its retail space. Occupancy is running at 94 % as compared to 77 % in the prior year.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an allocation of $18,876 during the nine month period ended September 30, 1998 as compared to an allocation of $84,304 during the nine month period ended September 30, 1997. As a result of a decrease in operating income at Sycamore Mall, the Partnership has decreased the amount of the income, which is then allocated to the venture's partners.


                                  OCCUPANCY


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                         at         at         at         at         at        at              at
                         03/31/97   06/30/97   09/30/97   12/31/97   03/31/98   06/30/98   09/30/98
Evanston Galleria
Evanston, IL              86%        86%         77%       83%        95%        94%        94%

Country Isles
Ft. Lauderdale, FL       100%        99%        100%       n/a        n/a        n/a        n/a

Sycamore Mall
Iowa City, Iowa           88%        89%         89%       90%        85%        79%        84%




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



	FIRST DEARBORN INCOME PROPERTIES L.P. II
	(Registrant)


	By:  FDIP, Inc.
	(Managing General Partner)




November 14, 1998	By:  Robert S. Ross
                      	President
                     	(Principal Executive Officer)






November 14, 1998	By:  Bruce H. Block
                      	Vice President
                     	(Principal Financial Officer)
