Form 10-K
period 1998-12-31
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1999-04-20
CIK 837557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

               [X]     ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998

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

Net of offering costs, Limited Partners have contributed a total of $4,058,963 to the Partnership. The Partnership is engaged solely in the business of real estate investment. It is the Partnership's objective to realize cash flow from operations and appreciation in the value of the real estate. The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through December 31, 1998. The Partnership has acquired, through these ventures, interests in two shopping centers and a mixed use apartment/retail building. No investments have been made since 1991. The Country Isles property was sold in December 1997. As of December 31, 1998, the Partnership had made the real property investments set forth in the following table:

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

Sycamore Mall represents the most significant investment made by the Partnership. A total of $2,275,000 has been invested by the Partnership which represents 62% of the Partnership's real estate investments. Since acquiring the Sycamore Mall investment in 1990, the Partnership has received cash distributions of $1,423,351 from Sycamore Mall Associates. Country Isles represents an investment of $775,000 or 21% of the Partnership's real estate investments. Since acquiring the Country Isles investment in 1991, the Partnership had received distributions of $1,536,718, including distributions from the sale of the property. Evanston Galleria accounts for $602,066 or 17% of the Partnership's real estate investments. Since acquiring the Evanston Galleria investment in 1989, the Partnership has received distributions of $50,133.

During the past five years, operations at the Partnership's three properties have provided sufficient cash flow to meet the obligations of the Partnership and continue to make distributions to its partners. Each of the properties has been able to sustain adequate cash flow even though they have each had some releasing issues over the last few years. The real estate market in general had suffered from overbuilding which occurred during the 1980's.
This increased the competition for the Partnership's properties, which resulted in a decrease in rental rates from 1990 to 1994. Since 1994, the market rental rates have continued to increase moderately.

During 1996, Randall's, a tenant at Sycamore Mall, vacated its leased premises of 19,800 square feet. As a result of the Randall's vacancy, occupancy at Sycamore Mall fell to approximately 86% during the second quarter of 1996. However, Randall's continued to pay rent through December, 1996. Sears, Roebuck and Co. was a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997 and terminated its lease on September 1, 1998. Management is currently negotiating with a potential replacement tenant, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of the decreased revenues. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000.

During 1995, the Evanston Galleria experienced a problem with retail tenants. There was 13,635 square feet of retail space of which the tenants were in default of their leases for non payment of rent. Occupancy in the apartments at Evanston Galleria has remained in the 94% - 100% range during the last five years. The retail space has had a problem with tenant defaults, which has reduced overall occupancy to as low as 80% in 1991. As of December 31, 1996, occupancy was 84%. During the fourth quarter of 1997, Evanston Galleria collected $50,000 as a settlement for past due rents. Management has settled its legal actions against the previously defaulted tenants.
Also during the fourth quarter of 1997, management was successful in signing two new leases. As of December 31, 1997 occupancy was 83%. During 1998, a lease was entered into to lease the lower level space of 11,300 square feet which has increased occupancy to over 93%, as of December 31, 1998.

As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1998. The net book value of the Evanston Galleria property at December 31, 1998 and 1997 was $8,422,717 and $8,408,900, respectively, and net loss from operations for the years ended December 31, 1998, 1997 and 1996, net of the Venture Partners share were $35,661, $90,086 and $78,686 respectively.

On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, net of closing costs and prorations, should be sufficient to repay all liabilities of the Evanston Galleria Limited Partnership. However there will not be a significant distribution to the Partnership. The Partnership is expected to recognize a gain on the sale of approximately $100,000.

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

	Sycamore Mall,
	Iowa City, Iowa                        	1998           	1997          	1996
	Total revenue                        	1,515,937     	1,828,997     	1,947,827
	Operating profit (loss)             	(1,010,483)      	222,766       	380,405
	Total assets                         	6,484,454     	8,113,686     	8,425,247
	Mortgage indebtedness                	4,408,025     	4,574,933     	4,728,868

	Country Isles Shopping Center (sold December 1997)
	Ft. Lauderdale, Florida                  	1998         	1997          	1996
	Total revenue                               	-	      1,708,274     	1,734,027
	Operating profit                            	-        	385,746       	159,718
	Gain on sale of investment property         	-      	9,116,946             	-
	Total assets                                	-        	165,311     	4,007,615
	Mortgage indebtedness                       	-              	-     	8,028,160

	Evanston Galleria
	Evanston, Illinois	1998	1997	1996
	Total revenue                       	1,384,467      	1,346,682     	1,467,431
	Operating loss                       	(149,393)      	(377,401)     	(329,645)
	Total assets                        	8,719,746      	8,686,165     	9,027,234
	Mortgage indebtedness               	8,486,740      	8,486,740     	8,486,740


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

The property is managed by an affiliate of the General Partners. During 1998, 1997 and 1996, management fees totaling $41,681 $41,550 and $25,091, respectively, were paid to an affiliate of the General Partners.

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

Evanston Galleria is located in downtown Evanston, Illinois, a short distance from Northwestern University. Demand for the apartments has been strong over the past five years with occupancy averaging 98%. Apartment rents have been rising approximately 3% per year. The ground floor retail space had been 100% occupied during the past five years, except for several instances where tenants defaulted. This resulted in vacancies and a reduction in rental income. Demand for the ground floor retail space has generally been strong. The lower level retail space, however, has been vacant since 1995. One retail tenant, with a lease for 11,500 square feet, filed a petition for bankruptcy on January 11, 1994. The tenant stopped paying rent and vacated the premises during the third quarter of 1995. During the fourth quarter of 1995, a second tenant representing 2,135 square feet defaulted under the terms of its lease and vacated the space. Management has taken legal action against the defaulted tenants, but currently has no estimate of the amount, if any, or timing of collection of amounts due from these tenants. During the fourth quarter of 1997, Evanston Galleria collected $50,000 as a settlement for past due rents. Management has settled its legal actions against the previously defaulted tenants. As of December 31, 1997 occupancy was 83%. During 1998, a lease was entered into to lease the lower level space of 11,300 square feet which has increased occupancy to over 93%, as of December 31, 1998.

The property is subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan was due and payable May, 1 1998. The first mortgage loan maturity has been extended to August 1, 1999. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account.

On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, net of closing costs and prorations should be sufficient to repay all liabilities of the Evanston Galleria Limited Partnership. However there will not be a significant distribution to the Partnership. If the sale is consummated, the Partnership is expected to recognize a gain on the sale of approximately $100,000. The closing is currently scheduled to occur on April 30, 1999. However, the Purchaser has requested a 90 day extension.

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

The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1998, 1997 and 1996 the property incurred management fees of $84,679, $93,053 and $96,048, respectively.

During 1996, Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996 Sears, Roebuck and Co. was a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997, and terminated its lease on September 1, 1998. The Sears lease comprised 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received from Sears was approximately $109,000 or approximately 6% of total revenues.

The Partnership has, so far, been unsuccessful in its efforts to find new tenants for the property, although it continues its leasing efforts.
Sycamore Mall is located in Iowa City, Iowa. A new 1,000,000 square foot regional mall has opened, which created additional competition for Sycamore Mall. As of December 31, 1998, the property was 47% occupied, and it has needed to provide concessions to the remaining tenants in order to keep them from leaving. Management is currently negotiating with potential replacement tenants, however there can be no assurance that a new lease will be entered into. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of decreased revenues. In response to the uncertainty relative to Sycamore Mall
Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000.

As a precautionary measure, the partners of Sycamore Mall Associates have maintained additional working capital reserves. It is believed that the additional working capital might be necessary to help maintain existing tenants and attract new tenants, due to the increased competition from the new shopping center. The partners of Sycamore Mall Associates have agreed to maintain these additional reserves and will contribute these amounts back to Sycamore Mall Associates if it is considered appropriate by the partners. The Partnership has no definite plans for improvements to the property at this time. Distributions to the partners in 1998 were $420,000 as compared to $295,000 in 1997 and $408,000 in 1996.

Country Isles
On July 12, 1991 the Partnership acquired from an unaffiliated seller, a 21% interest in Country Isles Associates, an Illinois general partnership owning Country Isles Shopping Center. The Partnership paid $775,000 for its 21% interest in the joint venture. The remaining interest in the joint venture is held by the Seller. The partners of Country Isles Associates are the Partnership and Arvida/JMB Partners. Arvida/JMB Partners, which owns a 79% interest in Country Isles Associates, is the managing general partner. All profits, losses and cash distributions of Country Isles Associates were allocated between its partners in accordance with their percentage interests, described above, except that, in the case of the Partnership, a special preferential distribution of cash was to be made to the Partnership to compensate it for certain rental discounts granted by the Seller in connection with the lease of the property.

The Country Isles Shopping Center, located in Fort Lauderdale, Florida, was an approximately 106,000 square foot retail shopping center containing approximately 71,000 square feet which opened in 1986 and an additional expansion of approximately 35,000 square feet which opened in 1989. The Country Isles Shopping Center was managed by an affiliate of the Seller.

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

Country Isles Shopping Center was managed by JMB Property Management, an affiliate of Arvida/JMB Partners, the Seller. The Management Agreement provided that the Manager rent and manage the project for an initial term of five years, and thereafter for yearly periods, unless otherwise terminated by the parties in accordance with the management agreement. Country Isles Associates paid the Manager a management fee in an amount equal to 4% of the monthly operating revenues from the operation of the property. Notwithstanding the foregoing, until such time as the management agent notifies owner of its election to receive the management fee discussed immediately above, Country Isles Associates was to pay the Manager, in lieu of the management fee, an amount equal to 15% of amounts paid by tenants at the property on account of reimbursement of operating expenses, excluding taxes and insurance. During 1997 and 1996 the property incurred management fees of $68,600 and $68,053, respectively.

Item 2.  Properties

The Partnership owns through joint venture partnerships the properties referred to in Item 1. The three properties in which the Partnership has held an interest in are described below:

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

The major tenant is Von Maur which occupies approximately 17% of the net rentable area. Occupancy at Sycamore Mall had remained in the 94% - 99% range through 1995. During 1996, Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's continued to pay rent through December, 1996 so that there was no adverse financial impact in 1996. Sears, Roebuck and Co. was a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997 and terminated its lease on September 1, 1998. Management is currently negotiating with potential replacement tenants, however there can be no assurance that a new lease will be entered into. As of December 31, 1998, the property is over 50% vacant. If this space is not released, the ability of Sycamore Mall to meet its financial obligations could be effected, as a result of decreased revenues. The Sears lease comprised 82,605 square feet which is 34% of the leaseable area of the shopping center. However, the annual rental income received from Sears is approximately $109,000 or approximately 6% of total revenues. The Von Maur lease expires in 2009 and the annual rent is approximately $210,000. Average total rents received per square foot at the property during the last three years are $6.98 in 1998, $7.65 in 1997, and $8.15 in 1996.

There are currently no plans for any significant improvements to the property. However, construction has begun on a new regional shopping center in the area. The location of the new mall will create additional competition for Sycamore Mall. Management is closely monitoring the situation.

The following table illustrates the scheduled lease expirations for Sycamore Mall, over the next ten years:

                        		# of		                             	% of total
                         leases       square       annual       annual
	               	       expiring  	    feet	        rent	        rent
             	1999        	11        	18,675	       48,940        	7%
             	2000         	4        	11,623	       69,666       	10%
             	2001         	3         	6,100	       95,200       	13%
             	2002         	5        	21,321	      184,710       	26%
	             2003         	1         	1,203	       12,000        	2%
             	2004         	1         	3,464	       54,212        	8%
	             2005         	-             	-            	-        	-
             	2006         	-             	-            	-        	-
             	2007         	-             	-            	-        	-
	             2008         	-             	-            	-        	-


Management believes that the Sycamore Mall property has adequate insurance coverage.

Country Isles
The Country Isles Shopping Center, located in the Weston community of Fort Lauderdale, Florida, was an approximately 106,000 square foot retail shopping center containing approximately 71,000 square feet which opened in 1986 and an additional expansion of approximately 35,000 square feet which opened in 1989. On April 25, 1996, Country Isles Associates completed the refinancing of Country Isles Plaza in Ft. Lauderdale, Florida. The new mortgage provided funding of $8,100,000, the proceeds of which were used to repay the outstanding balance of $6,807,669 on the previous mortgage, pay the costs of completing the new loan (approximately $174,000), and provide for property tax escrow and working capital. Out of the remaining proceeds, the Partnership received a distribution of $210,650 from Country Isles Associates. The Partnership made a special distribution to the Limited Partners. As a result of the refinancing, the interest rate was reduced from 9.75% to 7.00%, the monthly payments decreased from $60,141 to $57,250. The mortgage was due to mature on May 1, 2001.

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

The property is owned fee simple by a partnership of which the Partnership is a partner. The property is subject to a first mortgage which matured
May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan was due and payable May, 1 1998. The first mortgage loan maturity has been extended to August 1, 1999. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account.

On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, net of closing costs and prorations should be sufficient to repay all liabilities of the Evanston Galleria
Limited Partnership, including the first mortgage. However there will not be a significant distribution to the Partnership. If the sale is consummated, the Partnership is expected to recognize a gain on the sale of approximately $100,000. The closing is currently scheduled to occur on April 30, 1999. However, the Purchaser has requested a 90 day extension.

Evanston Galleria has no single tenant which accounts for more then 10% of the rentable area. Occupancy in the apartments at Evanston Galleria has remained in the 94% - 100% range during the last five years. The retail space has had a problem with tenant defaults, which has reduced overall occupancy to as low as 80% in 1991. As of December 31, 1996, occupancy was 84% and as of December 31, 1998 had increased to 97%. Average total rents received per square foot at the property during the last three years were $16.83 in 1998, $19.57 in 1997, and $21.85 in 1996.

The residential leases have terms typically expiring in one year.  During
1998 residential leases representing $698,640 of annual rent will expire. During the fourth quarter of 1997, Evanston Galleria collected $50,000 as a settlement for past due rents. Management has settled its legal actions against the previously defaulted tenants. Also during the fourth quarter of 1997, management was successful in signing two new leases. As of December 31, 1997 occupancy was 83%. During 1998, a lease was entered into to lease the lower level space of 11,300 square feet which has increased occupancy to over 93%, as of December 31, 1998. The Evanston Bible Fellowship has leased the lower level through September 30, 2002. Rents will be $45,142 in 1998, $69,486 in 1999, $71,571 in 2000, $73,718 in 2001 and $56,523 in 2002.

The following table illustrates the scheduled lease expirations relating to the retail space, for Evanston Galleria, over the next ten years:

		# of			% of total
		leases expiring	square feet	annual rent	annual rent
            	1998         	2           	5,133	      78,675       	15%
            	1999         	-               	-           	-        	-
            	2000         	1	           3,362	     135,402       	26%
            	2001	         1           	2,135	      51,879	       10%
            	2002         	2          	12,213	      93,012       	18%
            	2003         	1           	1,421      	22,471        	4%
            	2004         	-               	-           	-        	-
            	2005         	-               	-           	-        	-
            	2006         	-               	-           	-        	-
            	2007         	1           	3,920      131,594       	26%

As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1998. The net book value of the Evanston Galleria property at December 31, 1998 and 1997 was $8,422,717 and $8,408,908, respectively, and net loss from operations for the years ended December 31, 1998, 1997 and 1996, net of the Venture Partners share were $35,661, $90,086 and $78,686, respectively.

Management believes that the Evanston Galleria property has adequate insurance coverage.

Occupancy Summary
The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                			               1997   	                        1998
	                  		  at   	  at	     at   	  at   	  at	     at	     at   	  at
                  			03/31  	06/30  	09/30  	12/31  	03/31  	06/30  	09/30  	12/31
	Evanston Galleria
	Evanston,
	Illinois	           	86%    	86%     	77%    	83%    	95%    	94%    	94%    	97%

	Country Isles
 (sold December 1997)
	Ft. Lauderdale,
	Florida	           	100%	    99%    	100%    	n/a    	n/a    	n/a    	n/a    	n/a

	Sycamore Mall
	Iowa City,
	Iowa	               	88%    	89%     	89%    	90%    	85%    	79%    	84%    	47%

Item 3.  Legal Proceedings

The Partnership is not aware of any material pending legal proceedings to which it or its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

As of December 31, 1998, there were 532 Limited Partners holding 10,000 Units. There is no public market for Units and it is not anticipated that a public market for Units will develop. Pursuant to the terms of the Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

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

Item 6.  Selected Financial Data

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

                December 31, 1998, 1997, 1996, 1995 and 1994

               (not covered by Independent Auditors' Report)

                                     		1998       	1997       	1996       	1995       	1994
Total revenues                    	 1,596,719  	1,847,296  	1,955,397  	1,965,788  	1,786,895

Operating income (loss)	             (997,364)   	173,953    	303,285    	201,314	    125,828

Partnership's share of operations
  of unconsolidated ventures        	 (35,661)    	(9,079)  	(45,145)    	(99,645)   	(68,131)

Partnership's share of gain on sale
  of investment property of
  unconsolidated venture        	           -    	698,447        	-            	-         	-

Venture partners' share of
  consolidated venture's operations	  470,886   	(103,809)	 (177,269)   	(124,786)   	(96,382)

Net income (loss)	                   (562,139)   	759,512    	80,871	     (23,117)	   (38,685)

Net income (loss) per Unit             (55.65)     	75.19	      8.01       	(2.29)     	(3.83)

Total assets	                       7,277,641  	9,541,824 	9,144,952   	9,515,465  	9,696,537

Long-term debt 	                    4,227,032  	4,408,018 	4,574,933   	4,728,865	  4,881,129

Cash distributions per Unit (a)	        80.24       	8.25     	29.30       	12.38      	16.49

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

At December 31, 1998, the Partnership had cash and cash equivalents of $968,437 as compared to $1,659,443 as of December 31, 1997. The decrease in cash and cash equivalents results primarily because the partnership made a distribution, to its Limited Partners, during the first quarter of 1998, in the amount of $740,600 resulting from $991,000 of net cash provided from the sale of Country Isles shopping center. Cash Flow from operations has been sufficient to meet the Partnerships' obligations in the past, however, past performance is not necessarily indicative of future performance.

As of December 31, 1998, the Partnership has no material commitments for capital expenditures. The Partnership does not anticipate any need for external sources of liquidity. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1998. The net book value of the Evanston Galleria property at December 31, 1998 and 1997 was $8,422,717 and $8,408,908, respectively, and net loss from operations for the years ended December 31, 1998, 1997 and 1996, net of the Venture Partners share were $41,715, $90,086 and $78,686 respectively.

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

In response to the weakness of the U.S. economy in general and the problems being experienced at the Sycamore Mall property in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership carefully scrutinizes the appropriateness of any possible discretionary expenditures, particularly as such expenditures relate to the amount of working capital reserves the Partnership has available. By conserving working capital, the Partnership expect to be in a better position to meet future needs of its properties without having to rely on external financing sources.

Results of Operations:

The results of operations for the years ended December 31, 1998, reflect the consolidated operations of the Partnership and Sycamore Mall Associates
(the "Sycamore Partnership") and the Partnership's equity investments in Evanston Galleria Limited Partnership (the "Galleria Partnership. The results of operations for the years ended December 31, 1997 and December 31, 1996 reflect the consolidated operations of the Partnership and Sycamore Mall Associates (the "Sycamore Partnership") and the Partnership's equity investments in Evanston Galleria Limited Partnership (the "Galleria Partnership") and Country Isles Associates ("Country Isles"). The results of operations of the Sycamore Partnership reflect the operations of the Sycamore Mall Shopping Center. The equity investment in the Galleria Partnership reflects the Partnership's share of the operations of the Evanston Galleria. The equity investment in Country Isles reflects the Partnership's share of the operations of the Country Isles Plaza Shopping Center.

Changes from 1997 to 1998:

The Partnership's net income in 1998 decreased $1,321,651 to ($562,139) in 1998 from $759,512 in 1997. This decrease resulted primarily from the Partnership's recognition of its share of the loss of value impairment from Sycamore Mall Associates of approximately $583,000 and the gain on the sale of the Country Isles property in December 1997. The Partnership's share of the gain was $698,447. The loss allocated from Evanston Galleria was $90,086 in 1997 as compared to $35,661 in 1998. The improvement in operating results from the Evanston Galleria resulted from increased occupancy in the commercial spaces at Evanston Galleria. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000.

The Partnership's rental income decreased $153,213 (12%), from $1,293,749 in 1997 to $1,140,536 in 1998. Revenue from tenant charges decreased $172,219 (32%) from $530,597 in 1997 to $358,378 in 1998. This decrease is due to a decrease in occupancy at Sycamore Mall, and a decrease in property tax expense.

Interest income increased $22,094 (96%) from $22,950 in 1997 to $45,044 in 1998. The increase results from the increase in cash reserves which have been held and invested by the Partnership.

Property operating expenses decreased to $682,200 for the year ended December 31, 1998 from $912,456 for the year ended December 31, 1997. This $230,256 (25%) decrease results primarily from a decrease of property taxes at Sycamore Mall.

Interest expense decreased $13,068 (3%) from $377,530 in 1997 to $364,462 in 1998. The reduction results from the repayment of mortgage indebtedness throughout the year.

The Partnership's share of operations of unconsolidated venture resulted in a loss of $35,661 in 1998 compared to $9,079 in 1997. This decrease is attributable to the elimination of income which had previously been allocated from Country Isles.

General and administrative expenses increased $76,109 (96%) from $79,647 in 1997 to $155,756 in 1998. The increase results from the increase in professional and legal fees.


Changes from 1996 to 1997:

The Partnership's net income in 1997 increased $678,641 from $80,871 in 1996 to $759,512 in 1997. This increase resulted primarily from the Partnership's recognition of its share of the gain on the sale of the Country Isles property, in December 1997. The Partnership's share of the gain was $698,447. The loss allocated from Evanston Galleria was $90,086 in 1997 as compared to $78,686 in 1996. The decrease in operating results from the Evanston Galleria resulted from increased vacancy in the commercial spaces at Evanston Galleria. The income allocated from Country Isles in 1996 was $33,541 as compared to a gain of $81,007 in 1997. Operations at Country Isles continued to improve from increased rental rates and increased occupancy.

The Partnership's rental income decreased $62,046 (5%) from $1,355,795 in 1996 to $1,293,749 in 1997. The decrease in rental income results from an increase in vacancy at Sycamore Mall. Occupancy fell during the second quarter of 1996, although occupancy has been increasing slightly since then, the overall average for the year was a decrease in occupancy.

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


Inflation:

The Partnership has completed its tenth full year of operations. During the ten years the annual inflation rate has ranged from 3.01% to 5.40% with an average of 4.21%. The effect which inflation has had on income from operations is minimal primarily due to the weak real estate market.

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


Year 2000:

The General Partner has determined that it does not expect that the consequences of the Partnership's year 2000 issues will have a material effect on the Partnership's business, results of operations or financial condition.



Item 7a.  Quantitative and Qualitative Disclosures about Market Rate:

The Partnership has identified interest rate changes as a potential market risk. However, as a majority of the Partnership`s long-term debt bears interest at a fixed rate, the Partnership does not believe that it is exposed to market risk relative to interest rate changes.

Item 8.  Financial Statements and Supplementary Data

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                                   INDEX


Independent Auditors' Report                                             	18
Consolidated Balance Sheets, December 31, 1998 and 1997	             19 - 20
Consolidated Statements of Operations,
  years ended December 31, 1998, 1997 and 1996                           	21
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1998, 1997 and 1996                           	22
Consolidated Statements of Cash Flows,
  years ended December 31, 1998, 1997 and 1996                           	23
Notes to Consolidated Financial Statements                          	24 - 31


Consolidated Real Estate and Accumulated Depreciation Schedule III       	32

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.


                           Evanston Galleria, L.P.
                           (a limited partnership)
                                   INDEX

Independent Auditors' Report                                             	33
Balance Sheets, December 31, 1998 and 1997                          	34 - 35
Statements of Operations,
  years ended December 31, 1998, 1997 and 1996                           	36
Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1998, 1997 and 1996	                           37
Statements of Cash Flows,
  years ended December 31, 1998, 1997 and 1996                           	38
Notes to Financial Statements                                       	39 - 41


Real Estate and Accumulated Depreciation Schedule III                    	42

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Dearborn Income Properties L.P. II and consolidated venture as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           KPMG LLP
Chicago, Illinois
April 14, 1999

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

                         Consolidated Balance Sheets

                         December 31, 1998 and 1997

                                   Assets


                                                      	1998          	1997
Current assets:
     Cash and cash equivalents (note 1)	              968,437      	1,659,443
     Rents and other receivables                     	168,676        	317,315
     Due from affiliates                              	13,147         	14,122
     Prepaid expense                                   21,279     	    19,122

          Total current assets                     	1,171,539      	2,010,002

Investment property:
     Land                                          	1,201,880      	1,201,880
     Buildings and improvements                  	  7,273,400      	8,372,099
                                                   	8,475,280      	9,573,979
     Less accumulated depreciation                	(2,315,063)    	(2,032,976)
                                                  	 6,160,217    	  7,541,003

Investment in unconsolidated ventures,
  at equity (notes 2 and 7)                          	(94,330)	       (58,669)
Deferred leasing and loan costs 	                      40,215	         49,488

Total assets                                      	 7,277,641      	9,541,824








See accompanying notes to Consolidated Financial Statements.


                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

                    Consolidated Balance Sheets - Continued

                         December 31, 1998 and 1997

             Liabilities and Partners' Capital Accounts (Deficits)

                                                        	1998	         1997
Current liabilities:
     Accounts payable and accrued expenses	             297,921      	328,632
     Accrued interest                                   	29,846       	30,976
     Current portion of long-term debt  (note 3)	       180,993      	166,915

          Total current liabilities	                    508,760      	526,523

Long-term liabilities:
     Long-term debt (note 3)                         	4,227,032	    4,408,018
     Venture partners' equity
       in consolidated venture (note 2)                	807,336    	1,508,231
     Tenant security deposits	                            5,433 	       5,433

     Total long-term liabilities                     	5,039,801    	5,921,682

          Total liabilities                          	5,548,561    	6,448,205

Partners' capital accounts (deficits)
     General partners:
        Capital contributions                            	1,000        	1,000
        Cumulative net income (losses)                  	(1,341)       	4,280
     Total general partners' capital (deficits)           	(341)       	5,280

     Limited partners (10,000 units):
          Capital contributions                      	4,058,963    	4,058,963
          Cumulative net income (losses)              	(132,844)     	423,674
          Cumulative cash distributions             	(2,196,698)  	(1,394,298)
    Total limited partners' capital                  	1,729,421    	3,088,339

          Total partners' capital accounts	           1,729,080    	3,093,619

Commitments and contingencies (notes 2 and 6)

Total liabilities and partners' capital	              7,277,641    	9,541,824



See accompanying notes to Consolidated Financial Statements.


                 FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                        and Consolidated Venture

                  Consolidated Statements of Operations

               Years ended December 31, 1998, 1997, and 1996


                                          	1998         	1997         	1996
Revenues:
     Rental income	                     1,140,536    	1,293,749    	1,355,795
     Tenant charges	                      358,378      	530,597      	581,934
     Interest income                      	45,044	       22,950	       17,668
     Miscellaneous income                 	52,761	            -	            -

          Total revenues               	1,596,719    	1,847,296	    1,955,397

Expenses:
     Property operating expenses         	682,200      	912,456	      871,550
     Interest	                            364,462      	377,530      	389,586
     Depreciation	                        282,087      	293,925      	293,925
     Amortization                          	9,578        	9,785       	10,199
     Provision for value impairment    	1,100,000            	-            	-
     General and administrative expense   155,756       	79,647       	86,852

          Total expenses               	2,594,083    	1,673,343    	1,652,112

Operating income (loss)                 	(997,364)     	173,953      	303,285

Partnership's share of operations
    of unconsolidated ventures	           (35,661)	      (9,079)	     (45,145)

Partnership's share of gain
   on sale of investment property
   of unconsolidated venture                   	-      	698,447            	-

Venture partners' share of
  consolidated venture's operations       470,886     	(103,809)    	(177,269)

Net income (loss)       	                (562,139)	     759,512       	80,871

Net income (loss) per
  limited partnership unit (note 1)        (55.65)       	75.19         	8.01






See accompanying notes to Consolidated Financial Statements.


                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

       Consolidated Statements of Partners' Capital Accounts (Deficits)

                Years ended December 31, 1998, 1997 and 1996


                       		General Partners  	.             	Limited Partners (10,000 Units)            .

                                          		Net		Contributions,	Net	Cash
                        		income	net of 	 	income	distrib-
                        	Contributions	(loss)	Total	offering costs	(loss)	utions	Total
Balance (deficit)
 at December 31, 1995	   1,000   	(4,124)   	(3,124)   	4,058,963   	(408,305)   	(1,018,750)   	2,631,908

Net income                  	-      	809       	809            	-     	80,062             	-	       80,062
Cash distributions	          -         -          -             -           -       (293,045)    	(293,045)

Balance (deficit)
 at December 31, 1996 	  1,000   	(3,315)	   (2,315)   	4,058,963   	(328,243)   	(1,311,795)   	2,418,925

Net income                  	-    	7,595     	7,595            	-    	751,917	             -      	751,917
Cash distributions           -         -          -             -           -        (82,503)	     (82,503)

Balance (deficit)
 at December 31, 1997	   1,000 	   4,280     	5,280    	4,058,963    	423,674    	(1,394,298)   	3,088,339

Net loss                    	-   	(5,621)   	(5,621)           	-   	(556,518)            	-     	(556,518)
Cash distributions	          -         -          -             -           -       (802,400)    	(802,400)

Balance (deficit)
 at December 31, 1998	   1,000   	(1,341)     	(341)   	4,058,963   	(132,844)	   (2,196,698)	   1,729,421






See accompanying notes to Consolidated Financial Statements.


                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

                  Consolidated Statements of Cash Flows

               Years ended December 31, 1998, 1997 and 1996
                                            	1998         	1997         	1996
Cash flows from operating activities:
   Net income (loss)	                      (562,139)     	759,512 	     80,871
   Items not requiring cash
        or cash equivalents:
     Depreciation                          	282,087      	293,925     	293,925
     Amortization                            	9,578        	9,785      	10,199
     Provision for value impairment      	1,100,000            	-           	-
     Partnership's share of operations
      of unconsolidated ventures,
      net of distributions                  	35,661      	104,686     	341,931
     Partnership's share of gain
      on sale of investment property
      of unconsolidated venture                  	-	     (698,447)          	-
     Venture partners' share of
      consolidated venture's operations   	(470,886)     	103,809     	177,269

  Changes in:
     Rents and other receivables           	148,639      	(12,271)    	(15,651)
     Due from affiliates                       	975       	(9,186)      	2,063
     Prepaid expense	                        (2,157)      	12,380      	(9,946)
     Deferred leasing and loan costs          	(305)           	-           	-
     Accounts payable and accrued expense  	(30,711)     	(84,348)      	6,840
     Due to affiliates                           	-       	(7,160)     	(3,155)
     Accrued interest                       	(1,130)      	(1,042)       	(962)
     Tenant security deposits	                    -	           (6)       	(894)
Net cash provided by operating activities  	509,612      	471,637     	882,490

Cash flows from investing activities:
     Additions to investment property       	(1,301)     	(21,643)    	(13,538)
     Distribution from sale
      of investment property
      of unconsolidated venture     	             -      	991,341           	-
Net cash provided by (used in)
   investing activities                     	(1,301)     	969,698     	(13,538)

Cash flows from financing activities:
     Venture partners' distributions
      from consolidated venture           	(230,009)    	(137,458)   	(195,479)
     Distributions to limited partners    	(802,400)     	(82,503)   	(293,045)
     Principal payments on long-term debt 	(166,908)    	(153,932)   	(141,958)
Net cash used in financing activities   	(1,199,317)    	(373,893)   	(630,482)

   Net increase in cash
     and cash equivalents                 	(691,006)   	1,067,442     	238,470
Cash and cash equivalents
     at beginning of year                	1,659,443      	592,001	     353,531

Cash and cash equivalents
     at end of year	                        968,437    	1,659,443     	592,001

Supplemental disclosure of
     cash flow information:
     Cash paid for mortgage
        and other interest       	          365,592      	378,572     	390,548

See accompanying notes to Consolidated Financial Statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                            (a limited partnership)
                           and Consolidated Venture

                  Notes to Consolidated Financial Statements

                      December 31, 1998, 1997 and 1996

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

The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited Partnership, for the years ended December 31, 1998, 1997 and 1996, and in Country Isles Associates, for the years ended December 31, 1997 and 1996.

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

	                                	(Unaudited)	              	(Unaudited)
                              	1998        	1998         	1997        	1997
                              	GAAP        	Tax          	GAAP        	Tax
                               Basis 	      Basis	        Basis	       Basis
Total assets 	              7,277,641   	3,377,803    	9,541,824    	4,255,943

Partners' capital:
    General partners            	(341)     	(8,782)	       5,280            	0
    Limited partners       	1,729,421   	3,323,584    	3,088,339    	4,077,621

Net income (loss):
  General partners            	(5,621)       	(758)       	7,595        	2,796
  Limited partners          	(556,518)    	(75,005)     	751,917	      759,652

Net income per
  limited partnership unit     (55.65)      	(7.50)       	75.19        	75.97

The net income (loss) per limited partnership unit presented is based on the limited partnership units outstanding at the end of each period (10,000). All distributions to partners through December 31, 1998 have been considered to be a return of capital.

                     FIRST DEARBORN INCOME PROPERTIES L.P. II
                              (a limited partnership)
                             and Consolidated Venture

              Notes to Consolidated Financial Statements - Continued

Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net income. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($788,980 and $1,400,707 at December 31, 1998 and 1997, respectively), as cash equivalents.

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

The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale.
The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1998. The net book value of the Evanston Galleria property at December 31, 1998 and 1997 was $8,422,717 and $8,408,908, respectively, and net loss from operations for the years ended December 31, 1998, 1997 and 1996, net of the Venture Partners share were $35,661, $90,086 and $78,686 respectively. The remaining properties are considered to be held for investment at December 31, 1998.

The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership defines each of its property investments as an individual operating segment and has determined such property investments exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS No. 131 which permits the property investments to be aggregated into one reportable segment. The Partnership assesses and measures operating results based on net operating income (rental income less property operating expenses).
With the exception of interest expense, professional services and general and administrative expenses, substantially all other components of net earnings (loss) of the Partnership relate to property investments. With the exception of cash and cash equivalents, substantially all other assets of the Partnership relate to property investments.

                 FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

            Notes to Consolidated Financial Statements - Continued

(2)  Venture Agreements

     (a)  General

The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through December 31, 1998. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

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

The property is managed by an affiliate of the General Partners. During 1998, 1997 and 1996, management fees totaling $41,681, $41,550 and $25,091, respectively, were paid to an affiliate of the General Partners.

The property was subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan was due and payable May 1, 1998. The first mortgage maturity was extended to August 1, 1999. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account.

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued

On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, met of closing costs and prorations should be sufficient to repay all liabilities of the Evanston Galleria Limited Partnership, including the first mortgage. However there will not be a significant distribution to the Partnership. The Partnership is expected to recognize a gain on the sale of approximately $100,000. The Purchaser has satisfied all of the contingencies under the contract and closing is currently expected to occur on April 30, 1999.

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

The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1998, 1997 and 1996 the property incurred management fees of $84,679, $93,053 and $96,048, respectively.

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

Country Isles Shopping Center was managed by JMB Property Management, an affiliate of Arvida/JMB Partners, the Seller. The Management Agreement provided that the Manager rent and manage the project for an initial term of five years, and thereafter for yearly periods, unless otherwise terminated by the parties in accordance with the management agreement. Country Isles Associates paid the Manager a management fee in an amount equal to 4% of the monthly operating revenues from the operation of the property. Notwithstanding the foregoing, until such time as the management agent notifies owner of its election to receive the management fee discussed immediately above, Country Isles Associates was to pay the Manager, in lieu of the management fee, an amount equal to 15% of amounts paid by tenants at the property on account of reimbursement of operating expenses, excluding taxes and insurance. During 1997 and 1996 the property incurred management fees of $68,600 and $68,053, respectively.


 (3)  Long-Term Debt

Long-term debt consists of the following at December 31, 1998 and 1997:

                                                       	1998         	1997
$4,899,448 mortgage note, bearing interest
at 8.125%, payable in monthly installments
of principal and interest of $44,375 until
maturity on March 1, 2002 when the
remaining principalbalance of $3,780,785
is payable; secured by the real and personal
property of Sycamore Mall Shopping Center.	          4,408,025     	4,574,933

     Less current portion of long-term debt       	    180,993   	    166,915

     Total long-term debt                            4,227,032     	4,408,018

     Five year maturities of long-term debt are as follows:

                     	1999         	180,993
                     	2000         	179,290
                     	2001         	211,382
                     	2002       	3,836,360



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

Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

	                      1999	           714,231
                      	2000	           610,792
                      	2001	           531,875
                      	2002           	433,229
	                      2003           	321,895
                      	Thereafter 	  1,316,463
		                                   3,928,485

Percentage rents (based on tenants' sales volume) included in rental income were $204,819, $192,100 and $180,846 for the years ended December 31, 1998,
1997 and 1996, respectively.

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

Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1998, 1997 and 1996 are as follows:

		                                                                  		Unpaid at
                                    	1998       	1997     	1996     	Dec. 31, 1998
Reimbursement (at cost)
  for out of pocket expenses	          35      	1,168     	1,168   	       0
Reimbursement (at cost)
  for administrative services  	      975      	1,364    	14,992	          0
                                    1,010      	2,532	    16,160	          0

(7)  Investment in Unconsolidated Ventures

Summary combined financial information for Evanston Galleria Limited Partnership, for 1998 and Evanston Galleria Limited Partnership and Country Isle Associates, for 1997 and 1996 is as follows:

                                                       	1998	         1997
        Current assets                            	     265,025      	234,398
        Current liabilities                         	(9,222,523)  	(9,044,675)
          Working capital                           	(8,957,498)  	(8,810,277)

        Deferred expenses                               	32,004       	42,859
        Ventures partners' equity                      	483,283	      369,547
        Investment property, net                     	8,422,717    	8,408,908
        Long-term liabilities                         	(132,036)    	(126,907)
          Partnership's capital                   	    (151,530)	    (115,870)

     Represented by:
          Invested capital                           	1,548,815    	1,548,815
          Cumulative cash distributions             	(1,588,495)  	(1,588,495)
          Cumulative loss                              	(18,989)	     (18,989)
                                                  	    (151,530)	    (115,870)

     Total revenues                                  	1,384,467	    1,346,682
     Total expenses	                                  1,533,860	    1,724,083
     Net loss                                          (149,393)    	(377,401)

                     FIRST DEARBORN INCOME PROPERTIES L.P. II
                             (a limited partnership)
                             and Consolidated Venture

              Notes to Consolidated Financial Statements - Continued


The total revenues, expenses and net loss for the above ventures for the year ended December 31, 1996 were $3,198,453, $3,368,380 and $169,927, respectively.


(8)  Subsequent Event

In March 1999, the Partnership paid cash distributions of $20,600 to the Limited Partners.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                            December 31, 1998

                              Schedule III
           Consolidated Real Estate and Accumulated Depreciation


                            Initial Cost to Partnership         Additions         Gross amount of asset at period end
                                           Building &   Building &              Building &                  Accumulated
                 Encumbrance     Land    Improvements  Improvements    Land    Improvements     Total      Depreciation
Shopping Center
Iowa City, IA	    4,408,025   	1,201,880	   6,810,902	   462,498   	1,201,880   	7,273,400	   8,475,280	   2,315,063

(a) The initial cost represents the original purchase price of the property reduced by any provision for value impairment.
(b) The aggregate cost of the above real estate at December 31, 1998 for Federal income tax purposes is $9,575,280.
(c) The property was constructed in 1972 and acquired in 1990. It is depreciated over a useful life of between 5 and 30 years.

                                                 	1998        	1997     	1996
(d)  Reconciliation of real estate owned
       Balance at beginning of period	          9,573,979  	9,552,336	  9,538,798
       Reserve for value impairment           	(1,100,000)         	-          	-
       Additions	                                   1,301     	21,643     	13,538
       Balance at end of period                	8,475,280  	9,573,979  	9,552,336

(e)  Reconciliation of accumulated depreciation
       Balance at beginning of period          	2,032,976  	1,739,051  	1,445,126
       Depreciation expense	                      282,087    	293,925	    293,925
       Balance at end of period	                2,315,063  	2,032,976	  1,739,051

                           Independent Auditors' Report
The Partners
Evanston Galleria L.P.

We have audited the financial statements of Evanston Galleria L.P. (a limited partnership) and as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evanston Galleria L.P. as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                            KPMG LLP
Chicago, Illinois
April 14, 1999

                         Evanston Galleria, L.P.
                         (a limited partnership)

                             Balance Sheets

                        December 31, 1998 and 1997

                                 Assets


                                                      	1998	           1997
Current assets:
     Cash and cash equivalents	                      260,440         	231,434
     Rents and other receivables	                      4,585	           2,964

          Total current assets                      	265,025         	234,398

Investment property held for sale:
     Land                                         	1,121,354       	1,121,354
     Buildings and improvements                	  10,650,806      	10,636,997
                                                 	11,772,160      	11,758,351
     Less accumulated depreciation               	(3,349,443)     	(3,349,443)
                                                   8,422,717	       8,408,908

Deferred leasing and loan costs 	                     32,004	          42,859

Total assets                                       8,719,746       	8,686,165








See accompanying notes to Financial Statements.


                             Evanston Galleria, L.P.
                             (a limited partnership)

                     Consolidated Balance Sheets - Continued

                           December 31, 1998 and 1997

             Liabilities and Partners' Capital Accounts (Deficits)

                                                       	1998         	1997
Current liabilities:
     Current portion of long-term debt	              8,486,740     	8,486,740
     Accounts payable and accrued expenses            	447,198       	411,526
     Due to affiliates                                 	22,545        	22,545
     Accrued interest	                                 266,040       	123,864

Total current liabilities	                           9,222,523	     9,044,675

Long-term liabilities - tenant security deposits	      132,036    	   126,910

          Total liabilities                         	9,354,559     	9,171,585

Partners' capital accounts (deficits):
     General partners' capital                       	(284,545)     	(170,005)

     Limited partners' capital                       	(350,268)     	(315,415)

          Total partners' capital accounts           	(634,813)     	(485,420)

Commitments and contingencies

Total liabilities and partners' capital	             8,719,746     	8,686,165



See accompanying notes to Financial Statements.


                            Evanston Galleria, L.P.
                            (a limited partnership)

                      Consolidated Statements of Operations

                 Years ended December 31, 1998, 1997, and 1996


                                           	1998         	1997	         1996
Revenues:
     Rental income	                      1,172,061    	1,128,042    	1,197,475
     Tenant charges                       	208,305	      214,944      	255,277
     Miscellaneous	                              -            	-        	7,959
     Interest income	                        4,101   	     3,696	        3,720

          Total revenues                	1,384,467    	1,346,682    	1,464,431

Expenses:
     Property operating expenses          	683,336      	665,808	      612,183
     Interest                             	827,892      	703,216	      757,068
     Depreciation                               	-      	259,498      	393,578
     Amortization                          	19,075       	90,379       	26,599
     General and administrative expense      3,557	        5,182	        4,648

          Total expenses                	1,533,860    	1,724,083    	1,794,076

Net loss       	                          (149,393)    	(377,401)    	(329,645)







See accompanying notes to Financial Statements.


                           Evanston Galleria, L.P.
                           (a limited partnership)

       Consolidated Statements of Partners' Capital Accounts (Deficits)

               Years ended December 31, 1998, 1997 and 1996


               		          General Partners  	 Limited Partners 	      Total

Balance (deficit)
 at December 31, 1995		        	372,087          	(150,461)          	221,626

Net loss                    			(252,739)          	(76,906)         	(329,645)

Balance (deficit)
 at December 31, 1996	        		119,348          	(227,367)         	(108,019)

Net loss                    			(289,353)          	(88,048)         	(377,401)

Balance (deficit)
 at December 31, 1997		       	(170,005)         	(315,415)         	(485,420)

Net loss                    			(114,540)          	(34,853)         	(149,393)

Balance (deficit)
 at December 31, 1998	       		(284,545)         	(350,268)	         (634,813)






See accompanying notes to Financial Statements.


                            Evanston Galleria, L.P.
                            (a limited partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996
                                                     	1998	1997	1996
Cash flows from operating activities:
   Net loss	                             (149,393)	    (377,401)    	(329,645)
   Items not requiring cash
        or cash equivalents:
     Depreciation and amortization        	19,075      	349,877      	420,177

  Changes in:
     Rents and other receivables          	(1,621)      	31,273       	24,571
     Accounts payable and accrued expense 	35,672       	18,810      	(28,076)
     Accrued interest                    	142,176       	14,246       	(5,411)
     Tenant security deposits	              5,129	        7,382	          833
Net cash provided by operating activities 	51,038	       44,187       	82,449

Cash flows from investing activities:
     Additions to investment property    	(13,810)           	-      	(24,480)
     Payment of leasing commissions       	(8,222)     	(19,013)     	(21,990)
Net cash used in investing activities    	(22,032)     	(19,013)     	(46,470)

Cash flows for financing activities:
     Payment of financing costs                	-            	-      	(32,032)
     Principal payments on long-term debt	      -             -      	(25,488)
Net cash used in financing activities	          -	            -      	(57,520)

   Net increase in cash
     and cash equivalents                 	29,006       	25,174      	(21,541)

Cash and cash equivalents
 at beginning of year                    	231,434      	206,260      	227,801

Cash and cash equivalents
 at end of year	                          260,440	      231,434      	206,260

Supplemental disclosure
 of cash flow information:
   Cash paid for mortgage
   and other interest       	             685,716      	688,970      	762,479

See accompanying notes to Financial Statements.

                            Evanston Galleria, L.P.
                           (a limited partnership)

                Notes to Consolidated Financial Statements

	(1)	Organization and Basis of Accounting
The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated Partnership, Evanston Galleria L.P. (the "Partnership"), in which First Dearborn Properties L.P. II and Evanston Associates, an affiliate of the General Partners of First Dearborn Income Properties L.P. II are partners. The Partnership's acquisition of its interest was effected through its acquisition of an 18.30% general partnership interest in the Partnership from First Dearborn Evanston Associates Limited Partnership ("Evanston Associates"), an affiliate of the General Partners. Evanston Associates originally agreed to purchase a 76.67% interest in the Partnership by agreeing to contribute an aggregate $2,313,125 to the Partnership. The Partnership acquired a portion of the 76.67% general partnership interest on the same terms by contributing $552,066 for its 18.30% general partnership interest. The seller retained a 23.33% limited partnership interest. The Partnership and Evanston Associates, as general partners of the Partnership, have certain preferences from operating cash flow and distributions from sales or refinancing. Profits are generally allocated in accordance with cash distributions (including preferences) and then in accordance with the respective partner's interest. Losses are allocated first to partners with positive capital account balances and then in accordance with the respective partner's interest.

The limited partners ("Guarantors") of the Partnership had provided the Partnership and Evanston Associates with a guaranty of minimum rentals on certain retail space, maximum debt service levels and maximum real estate tax expenses in the Galleria Partnership. The property has failed to perform as expected and the Partnership has called upon the Guarantors to satisfy their obligations under the guaranties. The Guarantors have failed to fulfill their obligations to the Partnership, and the General Partners have taken actions to protect the rights of the Partnership, including receipt of an assignment in favor of the Partnership of the Guarantors' limited partnership interests in the Partnership of 5.57% and the receipt of security interests in certain other limited partnership interests owned by the Guarantors. Amounts owned pursuant to such guaranties which are secured by the limited partners' partnership interests will be recorded upon receipt. The Partnership owns a 100% beneficial interest in the Evanston Galleria, a mixed-use residential and retail property located in Evanston, Illinois.
The property, located on a .79 acre site, contains 36,068 square feet of rentable retail space and 55 loft apartments.

The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments, where applicable to present the Partnership's accounts in accordance with generally accepted accounting principles
(GAAP). Such adjustments are not recorded for the Partnership. The net effect of these is as follows:


                                   1998                        1997
                            GAAP          Tax           GAAP          Tax
                            basis         basis         basis         basis
                                (Unaudited)                 (Unaudited)
Total assets              8,719,746     7,245,885     8,686,165     7,552,677

Partners' capital
  accounts (deficits):
	General partners          (284,545)   (1,651,427)     (170,002)   (1,327,132)
	Limited partners          (350,268)     (322,260)     (315,415)     (242,961)

Net income (loss):
	General partners          (114,540)     (324,295)     (289,353)     (297,777)
	Limited partners           (34,853)      (79,299)      (88,048)      (93,525)


                           Evanston Galleria, L.P.
                           (a limited partnership)

                 Notes to Consolidated Financial Statements

Deferred loan costs are amortized over the terms of the related agreements using the straight-line method. Leasing commissions are amortized over the terms of the related tenant leases using the straight-line method.

Depreciation on buildings and improvements was provided over the estimated useful lives of 5 to 30 years using the straight-line method.

Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and were depreciated over their estimated useful lives.

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

The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1998.

On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, net of closing costs and prorations should be sufficient to repay all liabilities of the Evanston Galleria Limited Partnership. However there will not be a significant distribution to the Partnership. If the sale is consummated, the Partnership is expected to recognize a gain on the sale of approximately $100,000. The closing is currently scheduled to occur on April 30, 1999. However, the Purchaser has requested a 90 day extension.

The property is managed by an affiliate of the General Partners. During 1998, 1997 and 1996, management fees totaling $41,681, $41,550 and $25,091, respectively, were paid to an affiliate of the General Partners.

                           Evanston Galleria, L.P.
                           (a limited partnership)

                Notes to Consolidated Financial Statements


	(2)	Long-Term Debt
The property was subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The first mortgage
maturity was extended to August 1, 1999.    The unpaid interest together
with the unpaid principal balance of the loan will be due and payable
August 1, 1999. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account. The first mortgage is expected to be retired from the proceeds of the expected sale of the property.

	(3)	Leases
At December 31, 1998 the Partnership's principal asset is a residential and retail building. The Partnership has determined that all leases related to the property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life of the property. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, many of the leases provide for additional rent based upon percentages of tenants' sales volume.

Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                          	1999              	 1,162,166
	                          2000                 	393,485
                          	2001                 	306,256
                          	2002                 	292,285
                          	2003                 	168,272
	                          Thereafter         	  359,268
		                                             2,681,732

                          Evanston Gallaria, L.P.
                          (a limited partnership)

                            December 31, 1998

                               Schedule III
                   Real Estate and Accumulated Depreciation



                                 Initial Cost to Partnership       Additions         Gross amount of asset at period end
                                               Building &     Building &               Building &                     Accumulated
                  Encumbrance      Land       Improvements   Improvements   Land      Improvements     Total         Depreciation
Residential and
retail property
Evanston, IL	      8,486,740    	1,121,354    	10,602,516     	48,290    	1,121,354	    10,650,806    	11,772,160	    3,349,443

(a)  The initial cost represents the original purchase price of the property.
(b) The aggregate cost of the above real estate at December 31, 1998 for Federal income tax purposes is $6,943,143.

                                              	1998         	1997         	1996
(c)  Reconciliation of real estate owned
       Balance at beginning of period	      11,758,351   	11,758,351   	11,733,871
       Additions	                               13,809	            -       	24,480
       Balance at end of period            	11,772,160   	11,758,351   	11,758,351

(d)  Reconciliation of accumulated depreciation
       Balance at beginning of period       	3,349,443    	3,089,945    	2,696,367
       Depreciation expense	                         -      	259,498      	393,578
       Balance at end of period	             3,349,443    	3,349,443    	3,089,945

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

FDIP Associates, the Associate General Partner, was formed under the laws of the State of Illinois and has a nominal net worth. Its constituent partners are First Dearborn Partners, an Illinois general partnership formed in January, 1984, whose constituent partners are Messrs. Block and Ross, and Hampshire Syndications, Inc., a New Hampshire corporation. Hampshire Syndications, Inc. is wholly owned by Jefferson-Pilot Investments, Inc., a North Carolina corporation, which is a wholly-owned subsidiary of Jefferson-Pilot Corporation. The officers and directors of Hampshire Syndications, Inc. are Ronald Angarella, President and Director, Charles C. Cornelio, Vice President and Director, Sheri J. Lease, Secretary, Dennis R. Glass, Executive Vice President and Director, E. J. Yelton, Executive Vice President and Director, John A. Weston, Treasurer.


Messrs. Block and Ross are not affiliated with Jefferson Pilot Securities Corporation, except that each is affiliated with the Associate General Partner.

The persons listed below occupy key management position with the General
Partners:

Mr. Bruce H. Block, age 61, has been a principal in numerous real estate ventures which own, have an interest in, or have owned various types of property that have included apartment and office buildings, shopping centers and vacant land. Mr. Block is an Illinois licensed attorney, a certified public accountant and a licensed real estate broker in the State of Illinois. Mr. Block practiced corporate and real estate law in Chicago for over 20 years and is a shareholder in the Chicago law firm of Ross & Block, P.C.

Mr. Robert S. Ross, age 61, has been a principal in many real estate ventures which own, have an interest in, or have owned various types of property including apartment and office buildings, shopping centers and vacant land. Mr. Ross is an Illinois licensed attorney, a licensed real estate broker in the State of Illinois and is an affiliate member of Real
Estate Securities and Syndication Institute.   He also practiced general
and real estate law in the Chicago area for over 22 years and is a shareholder in the Chicago law firm of Ross & Block P.C.

Mr. Ronald R. Angarella, age 41, currently serves as President, Chairman and Director of Jefferson Pilot Securities Corporation and Hampshire Funding, Inc. and President and Director of Hampshire Syndications, Inc. Mr. Angarella is also President and Director of Jefferson Pilot Variable Fund and Senior Vice President and Chief Marketing Officer of Jefferson Pilot Financial Insurance Company.

Mr. Charles C. Cornelio, age 39, is Vice President, General Counsel and Secretary of Jefferson Pilot Securities Corporation and Vice President and Director of Hampshire Syndications, Inc. He is also Executive Vice President of Jefferson Pilot Financial Insurance Company and Vice President and General Counsel of Jefferson Pilot Variable Fund.

Shari J. Lease, age 44, was elected Assistant Secretary of Hampshire Syndications, Inc. in May, 1994 and Secretary in May 1997. She was also elected Secretary of Hampshire Funding, Inc. and Assistant Secretary of Jefferson Pilot Securities Corporation in December 1994. Her principal occupation since February 1998 has been as Vice President and Counsel of Jefferson Pilot Financial Insurance Company. Ms. Lease served as Assistant Vice President and Counsel of Jefferson Pilot Financial Insurance Company from April 1995 to February 1998. Ms. Lease was elected Secretary of Jefferson Pilot Variable Fund in April 1992. She served as Associate Counsel of Jefferson Pilot Financial Insurance Company from April 1994 to April 1995, Assistant Counsel of Jefferson Pilot Financial Insurance Company from October 1990 to April 1994 and Assistant Secretary of Jefferson Pilot Variable Fund from July 1991 to April 1992.

John Weston, age 39, is Treasurer of Hampshire Funding, Inc., Jefferson Pilot Securities Corporation, Hampshire Syndications, Inc., Jefferson Pilot Variable Fund and Jefferson Pilot Advisory Corporation. His principal occupation singe April 1995 has been as Assistant Vice President of Jefferson Pilot Financial Insurance Company until his election as Vice President of Jefferson Pilot Financial Insurance Company in February 1999.

Dennis R. Glass, age 49, was elected Executive Vice President and Director of Hampshire Syndications, Inc. in May 1997. Mr. Glass is also a Director of Hampshire Funding, Inc. Since October 1993 Mr. Glass has served as Executive Vice President, Chief Financial Officer and Treasurer of Jefferson-Pilot Corporation. From 1991 to October 1993, he was associated with Protective Life Corporation, having last served as Executive Vice President and Chief Financial Officer. From 1983 to 1991 he was associated with the Portman Companies, having served as Executive Vice President and Chief Financial Officer.

E.J. Yelton, age 59, was elected Executive Vice President and Director of Hampshire Syndications, Inc. in May 1997. Mr. Yelton is also a Director of Hampshire Funding, Inc. Since October 1993, Mr. Yelton has served as Executive Vice President of Investments of Jefferson-Pilot Corporation and for more than five years prior thereto was President of the Investment Centre.

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

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1998, 1997 and 1996 are as follows:

			                                                                       	Unpaid at
                                      	1998	       1997        	1996   	Dec. 31, 1998
Reimbursement (at cost)
  for out of pocket expenses	            35       	1,168       	1,168	      0
Reimbursement (at cost)
  for administrative services        	  975       	1,364	       14,992      0
                                   	  1,010	       2,532	       16,160	     0

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

     (b) The following table sets forth information regarding the beneficial ownership of Units as of December 31, 1997 by directors and/or general partners of the General Partners, and by all officers, directors and for general partners of the General Partners as a group:

                                                	Amount and
       Title             	Name and address of	    nature of           	Percent
       Class             	Beneficial Owner      	Ownership	of Class
     Limited             	Robert S. Ross             	0 Units             	0%
     Partnership         	154 W. Hubbard
     Units	               Chicago, IL

     Limited             	Jefferson Pilot Financial  	1,669 Units (1)      16.7%
     Partnership         	Insurance Company
     Units               	One Granite Place,
                         	Concord, NH 03301

     Limited             	Jefferson Pilot             	20 Units (1)       	less than 1%
     Partnership         	Securities Corporation
     Units               	One Granite Place,
                         	Concord, NH 03301

     Limited             	All officers                	15 Units (1)       	less than 1%
     Partnership       	  directors, and
     Units          	     general partners
                	         as a group

     (1)  During January 1991, Jefferson Pilot Insurance Company of America
(JPF), an affiliate of Hampshire Syndication, Inc., acquired 1,669 Units under an agreement with the Partnership. During 1993, Jefferson Pilot Securities Corporation, an affiliate of JPF, acquired 20 Units pursuant to an arbitration order.

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

     (b)  No reports on Form 8-K were filed in the last quarter of 1998.

     (c) An annual report for the fiscal year 1998 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

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

                               	    FIRST DEARBORN INCOME PROPERTIES L.P. II
                                       	 (Registrant)

                                   	BY: FDIP, Inc.
                                       	(Managing General Partner)


Date:  April 14, 1999             	 BY: /s/ Robert S. Ross
                                      	 Its:  President

                                  	 BY:  FDIP Associates II
                                      	 (Associate General Partner)
                                      	 BY:  First Dearborn Partners, a Partner

Date:  April 14, 1999	             BY: /s/ Bruce H. Block
                                           	 a Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      	 Signatures               	Title                        	Date


     	 /s/ Robert S. Ross       	 President and Director     	 April 14, 1999
    	   Robert S. Ross           	of FDIP, Inc. (Principal
                            		    Executive Officer)

   	   /s/ Bruce H. Block       	 Secretary and Director     	 April 14, 1999
      	 Bruce H. Block         	  of FDIP, Inc. (Principal
                              		  Financial Officer)