Form 10-Q
period 1999-03-31
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1999-05-25
CIK 837557

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999
                                    OR

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


Units outstanding as of March 31, 1999:  10,000

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                               Balance Sheets

                    March 31, 1999 and December 31, 1998
                                (Unaudited)

                                  Assets
	                                                	March 31,     	December 31,
		                                                1999	          1998
Current assets:
    	Cash and cash equivalents (note 1)              853,863       	968,437
     Rents and other receivables                    	188,084       	168,676
     Due from affiliates                             	12,883        	13,147
     Prepaid expense                          	       12,159  	      21,279
          Total current assets                    	1,066,989     	1,171,539

Investment property, at cost (note 1):
     Land                                         	1,201,880     	1,201,880
     Building                                   	  7,273,400   	  7,273,400
                                                  	8,475,280     	8,475,280
     Less accumulated depreciation               	(2,385,583)   	(2,315,063)
                                                	  6,089,697	     6,160,217

Investment in unconsolidated venture,
                   at equity (note 2) 	              (98,314)      	(94,330)
Deferred leasing and loan costs	                      37,821	        40,215

     Total assets                              	   7,096,193	     7,277,641



See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                         and Consolidated Venture

                              Balance Sheets

                    March 31, 1999 and December 31, 1998
                                (Unaudited)

                 Liabilities and Partners' Capital Accounts
                                                 	March 31,   	  December 31,
                                         	        1999           1998
Current liabilities:
     Accounts payable and accrued expenses           187,631       	297,921
     Accrued interest                                	29,549        	29,846
     Current portion of long-term debt   	           184,225	       180,993
          Total current liabilities                 	401,405       	508,760

Long-term debt                                    	4,197,585     	4,227,032
Venture partners' equity
    in consolidated venture (note 2)                	760,289       	807,336
Tenant security deposits                               5,433	         5,433
     Total long-term liabilities               	   4,963,307	     5,039,801

     Total liabilities                          	  5,364,712   	  5,548,561

Partners' capital accounts (deficits) (note 1):
     General partners:
          Capital contributions                       	1,000         	1,000
          Cumulative net income (loss)            	   (1,947)    	   (1,341)
                                                   	    (947)    	     (341)

     Limited partners:
          Capital contributions                   	4,121,964     	4,058,963
          Cumulative net income (loss)             	(192,838)     	(132,844)
          Cumulative cash distributions          	(2,196,698)   	(2,196,698)
                                                	  1,732,428	     1,729,421

      Total partners' capital accounts          	  1,731,481	     1,729,080

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	     7,096,193	     7,277,641

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

                    Consolidated Statement of Operations

                 Three months ended March 31, 1999 and 1998

                                (Unaudited)

                                             	        1999   	        1998
Revenues:
     Rental income                            	       207,939        	293,086
     Tenant charges                                   	87,958        	136,486
     Interest income                             	      8,813	         15,101
          Total revenues                             	304,710        	444,673

Expenses:
     Property operating expenses                     	198,742        	237,458
     Interest                                         	88,945         	92,382
     Depreciation                                     	70,520         	71,101
     Amortization                                      	2,395          	2,395
     General and administrative expenses            	  30,032	         46,008

          Total expenses                             	390,634        	449,343

Operating income (loss)                              	(85,924)        	(4,671)

Partnership's share of operations
   of unconsolidated ventures                         	(3,984)        	(9,522)

Venture partner's share of consolidated
   venture's operations (note 1) 	                     29,308        	(12,468)

Net loss 	                                            (60,600)	       (26,661)

Net loss per limited partnership unit 	                 (6.00)	         (2.64)

Cash distribution per limited partnership unit	          0.00	          74.06

See accompanying notes to the financial statements.

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                           and Consolidated Venture

                     Consolidated Statements of Cash Flows

                  Three months ended March 31, 1999 and 1998

                                  (Unaudited)

                                            	        1999         1998
Cash flows from operating activities:
  Net income (loss)                                  	(60,600)    	(26,661)
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                                     	70,520      	71,101
     Amortization                                      	2,395       	2,395
     Partnership's share of operations of
          unconsolidated  ventures                      3,984       	9,522
     Venture partners' share of consolidated
          venture's operations                       	(47,047)    	(11,176)

  Changes in:
     Rents and other receivables                     	(19,408)     	(3,914)
     Due from affiliates                                 	264         	325
     Prepaid expenses                                  	9,120       	7,897
     Accounts payable and accrued expenses          	(110,587)     	77,638
     Tenant deposits	                                       -	           -
Net cash provided by (used in)
           operating activities                    	 (151,359)	     50,309

Cash flow from investment activities:
Additions to building and deferred costs	                   -	           -
Net cash provided by (used in)
         investment activities  	                           -            -


Cash flows from financing activities:
     Distributions to limited partners                    	-    	(740,600)
     Capital provided by reduction
          in deferred syndication costs              	63,000            -
     Principal payments on long-term debt           	(26,215)    	(40,467)
Net cash used in financing activities                	36,785    	(781,067)

Net decrease in cash and cash equivalents   	       (114,574)	   (653,941)

See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                        and Consolidated Venture

               Notes to Consolidated Financial Statements

                       March 31, 1999 and 1998

                              (Unaudited)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

     For the three months ended March 31, 1999 and March 31, 1998 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three months ended March 31, 1999 and March 31, 1998.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three months ended March 31, 1999 and 1998 is summarized as follows:

                                	   1999            	       1998
                          	   GAAP    	   Tax         GAAP         Tax
                              Basis   	   Basis       Basis        Basis
Net loss                	     (60,600)   	(57,000)   	(26,661)    	(29,000)

Net loss per
  limited partnership unit      (6.00)     	(5.64)     	(2.64)      	(2.87)

     The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

          Notes to Consolidated Financial Statements - Continued

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($804,228 and $788,980 at March 31, 1999 and December 31, 1998, respectively), as cash equivalents.

     Deferred offering costs were charged to the partners' capital accounts upon consummation of the offering. Deferred loan costs are amortized over the terms of the related agreements using the straight-line method.

     Depreciation on the investment properties acquired has been provided over the estimated useful lives of 5 to 30 years using the straight-line method.

     No provision for Federal income taxes has been made, as any liability for such taxes would be that of the partners rather than the Partnership.

     The Partnership adopted Statement of Financial Accounting Standards
No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded from October 1, 1997 through March 31, 1999.

(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through March 31, 1999. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

                 FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

            Notes to Consolidated Financial Statements - Continued

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the three months ended March 31, 1999 and 1998 are as follows:

                                                                  			Unpaid at
                                                           	        		Mar 31,
                                                      	1999   	1998  	1999
     Reimbursement for administrative services	        5,000  	5,000    	-


 (4)  Unconsolidated Venture - Summary Information

     Summary income statement information for Evanston Galleria Limited Partnership for the three months ended March 31, 1999 and the three months ended March 31, 1998, is as follows:

     		                                  1999          1998
     Total revenue                    	  342,494      	326,573
     Operating loss                     	(15,809)     	(35,068)
     Partnership's share of loss         	(3,984)     	(12,468)

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At March 31, 1999, the Partnership had cash and cash equivalents of $853,863 which will be utilized for working capital requirements and for future distributions to Partners. This is $114,574 less than the $968,437 balance at December 31, 1998. Net cash utilized by operating activities during the quarter ended March 31, 1999 was $151,359, a difference of $201,668 from the $50,309 of cash provided by operating activities during the quarter ended March 31, 1998. This reduction relates to the timing of property tax payments at Sycamore Mall. Further, accounts payable was reduced by $63,000 as a result of a write off of amounts which had been accrued from the organization of the Partnership. Certain legal fees and printing costs were eventually forgiven by the vendors. This amount was recorded as an increase in capital contributions, since it reduced amounts capitalized as syndication costs, which are deducted from capital for GAAP purposes.

     During the first quarter of 1999, the Sycamore Mall continued to suffer from a lack of occupancy. Management is currently searching for replacement tenants, but there can be no assurance that a replacement tenant will be found. If this vacant space is not released, the ability of the Sycamore Mall to meet its financial obligations could be effected as a result of decreased revenues.

     On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, net of closing costs and prorations should be sufficient to repay all liabilities of the Evanston Galleria Limited Partnership, including the first mortgage. However there will not be a significant distribution to the Partnership. If the sale is consummated, the Partnership is expected to recognize a gain on the sale of approximately $100,000. The closing was currently scheduled to occur on April 30, 1999. However, the Purchaser has granted a 90-day extension.

     As the Partnership intends to distribute all "net cash receipts" and "sales proceeds" in accordance with the terms of the Partnership Agreement, and does not intend to reinvest any such proceeds, the Partnership is intended to be self-liquidating in nature. The Partnership's future source of liquidity and distributions is expected to be through cash generated by the Partnership's investment properties and from the sale and refinancing of such properties. To the extent that additional payments are required under a purchase agreement or a property does not generate an adequate cash flow to meet its requirements, the Partnership may withdraw funds from the working capital reserve, which it maintains.

Year 2000:

     The General Partner has determined that it does not expect that the consequences of the Partnership's year 2000 issues will have a material effect on the Partnership's business, results of operations or financial condition.

Results of Operations - 1999 compared to 1998

     For the three-month periods ended March 31, 1999 and March 31, 1998, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three months ended March 31, 1999 and March 31, 1998.

     The $85,147 (29%) decrease in rental income for the three month period ended March 31, 1999 as compared to the three month period ended March 31, 1998 is attributed to an increase in the vacancy at Sycamore Mall.
Occupancy at Sycamore Mall has fallen to 47% as of March 31, 1999 from 85% as of March 31, 1998. Income from tenant charges decreased $48,528 (36%) during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decrease results from the decreased occupancy levels at Sycamore Mall.

     The $38,716 (16%) decrease in property operating expenses for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is attributable to a decrease in property taxes at Sycamore Mall. Due to the low occupancy levels, the property was reassessed to a lower valuation. Property operating expenses were also reduced due to lower expenses attributable to the low occupancy.

     The $3,437 (4%) decrease in interest expense for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is attributable to reductions in the outstanding balance of the mortgage indebtedness at the Sycamore property.

     The $15,976 (35%) decrease in general and administrative expenses for the three month periods ended March 31, 1999 as compared to the three month periods ended March 31, 1998 is attributable to the timing of payment of the professional and accounting fees related to the 1998 year-end.

     The Partnership's share of operations of unconsolidated subsidiaries resulted in a loss allocation of $3,984, during the three months ended March 31, 1999, as compared to a loss allocation of $9,522 during the three month period ended March 31, 1998. Evanston Galleria's allocation shows an improvement which results from the impoved operations at Evanston Galleria.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an income allocation of $29,308 during the three months ended March 31, 1999 as compared to a loss allocation of $12,468 during the three months ended March 31, 1998. Sycamore Mall is now operating
at a net loss due to the high vacancy rates.   The Partnership allocates a
share of the income or loss from the Sycamore Mall property to its venture's partners.

                                  OCCUPANCY


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                           at        at         at         at         at
                        03/31/97  06/30/97   09/30/97   12/31/97   03/31/98
Evanston Galleria
Evanston, IL              95%        94%        94%        97%        92%

Sycamore Mall
Iowa City, Iowa           85%        79%        84%        47%        47%


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
