Form 10-Q
period 1999-06-30
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1999-08-09
CIK 837557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                 FORM 10-Q


              [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999
                                    OR

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


              Units outstanding as of June 30, 1999:  10,000

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                               Balance Sheets

                      June 30, 1999 and December 31, 1998
                                 (Unaudited)

                                    Assets
	                                          	June 30,             	December 31,
		                                          1999	                 1998
Current assets:
    	Cash and cash equivalents (note 1)        909,780              	968,437
     Rents and other receivables              	109,445              	168,676
     Due from affiliates                       	12,653               	13,147
     Prepaid expense                             3,040         	      21,279
          Total current assets              	1,034,918            	1,171,539

Investment property, at cost (note 1):
     Land                                  	 1,201,880            	1,201,880
     Building                            	   7,280,566	            7,273,400
                                            	8,482,446	            8,475,280
     Less accumulated depreciation         	(2,456,103)          	(2,315,063)
                                             6,026,343          	  6,160,217

Investment in unconsolidated venture,
                    at equity (note 2)        	(95,966)             	(94,330)
Deferred leasing and loan costs	                35,426        	       40,215

     Total assets                            7,000,721          	  7,277,641


See accompanying notes to the financial statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                           and Consolidated Venture

                                Balance Sheets

                      June 30, 1999 and December 31, 1998
                                  (Unaudited)

                   Liabilities and Partners' Capital Accounts
                                              	June 30,        	  December 31,
                                               1999 	             1998
Current liabilities:
     Accounts payable and accrued expenses        254,781           	297,921
     Accrued interest                             	29,246            	29,846
     Current portion of long-term debt   	        188,500	           180,993
          Total current liabilities              	472,427           	508,760

Long-term debt                                 	4,130,860         	4,227,032
Venture partners' equity
     in consolidated venture (note 2)            	746,347           	807,336
Tenant security deposits                            5,433    	         5,433
     Total long-term liabilities                4,882,640       	  5,039,801

     Total liabilities                       	  5,355,067       	  5,548,561

Partners' capital accounts (deficits):
     General partners:
          Capital contributions                    	1,000             	1,000
          Cumulative net income                    (2,599)        	   (1,341)
                                                   (1,599)        	     (341)

     Limited partners:
          Capital contributions                	4,121,964         	4,058,963
          Cumulative net income                 	(257,413)         	(132,844)
          Cumulative cash distributions       	(2,217,298)       	(2,196,698)
                                                1,647,253       	  1,729,421

      Total partners' capital accounts       	  1,645,654	         1,729,080

Commitments and contingencies (note 2)

Total Liabilities and Partners' Capital	        7,000,721	         7,277,641

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                         and Consolidated Venture

                    Consolidated Statement of Operations

                  Three months ended June 30, 1999 and 1998
                                (Unaudited)

                                     	          1999      	          1998
Revenues:
     Rental income                            	 217,726             	286,969
     Tenant charges                            	100,117             	109,625
     Interest income                       	      9,005	               9,915
          Total revenues                    	   326,848           	  406,509

Expenses:
     Property operating expenses               	219,273             	219,694
     Interest                                   	88,042              	91,548
     Depreciation                               	70,520              	71,100
     Amortization                                	2,394               	2,394
     General and administrative expenses 	       45,875        	      26,962

          Total expenses                    	   426,104           	  411,698

Operating income (loss)                        	(99,256)	             (5,189)

Partnership's share of operations
   of unconsolidated ventures                    	5,620              	(3,141)

Venture partner's share of consolidated
   venture's operations (note 1)              	  31,681           	   (7,421)

Net income (loss) 	                             (61,955)            	(15,751)

Net income (loss)
   per limited partnership unit  	                (6.13)	              (1.56)

Cash distribution
   per limited partnership unit	                   2.06          	      2.06

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                    Consolidated Statement of Operations

                   Six months ended June 30, 1999 and 1998
                                (Unaudited)

                                 	          1999          	          1998
Revenues:
     Rental income                      	    425,665                	580,055
     Tenant charges                         	188,075                	246,111
     Interest income                          17,818            	     25,052
          Total revenues               	     631,558            	    851,218

Expenses:
     Property operating expenses            	418,015                	457,152
     Interest                               	176,987                	183,930
     Depreciation                           	141,040                	142,201
     Amortization                             	4,789                  	4,789
     General and administrative expenses 	    75,907	                 72,970
          Total expenses                  	  816,739	                861,042

Operating income (loss)                    	(185,180)                	(9,824)

Partnership's share of operations
  of unconsolidated ventures                 	(1,636)               	(12,663)

Venture partner's share of consolidated
  venture's operations (note 1)               60,989         	       (19,889)

Net income (loss)                           (125,827)         	      (42,376)

Net income (loss)
   per limited partnership unit               (12.46)	                 (4.20)

Cash distribution
   per limited partnership unit	                2.06	                  76.12

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                   Consolidated Statements of Cash Flows

                  Six months ended June 30, 1999 and 1998
                               (Unaudited)

                                       	        1999      	         1998
Cash flows from operating activities:
  Net income (loss)                            	(125,827)           	(42,376)
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                               	141,040            	142,201
     Amortization                                 	4,789              	4,789
     Partnership's share of operations of
         unconsolidated ventures                   1,636             	12,663
     Venture partners' share of
         consolidated venture's operations      	(60,989)	          (141,613)

  Changes in:
     Rents and other receivables                 	59,725            	161,958
     Prepaid expenses                            	18,239             	15,794
     Accounts payable and accrued expenses      	(43,740)            	83,176
Net cash provided by (used in)
         operating activities                  	  (5,127)         	  236,592

Cash flow from investment activities:
Additions to building and deferred costs	         (7,166)	              (305)
Net cash provided by (used in)
         investment activities               	    (7,166)	              (305)


Cash flows from financing activities:
     Distributions to limited partners          	(20,600)          	(761,200)
     Capital provided by reduction
         in syndication costs                    	63,000                  	-
     Principal payments on long-term debt        (88,665)        	   (81,765)
Net cash used in financing activities            (46,265)         	 (842,965)

Net increase (decrease)
         in cash and cash equivalents   	        (58,558)         	 (606,678)

See accompanying notes to the financial statements.

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

                  Notes to Consolidated Financial Statements

                           June 30, 1999 and 1998
                                 (Unaudited)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

     For the three and six month periods ended June 30, 1999 and June 30, 1998 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three and six months ended June 30, 1998 and June 30, 1997.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the six months ended June 30, 1999 and 1998 is summarized as follows:

                                  1999        1999     	  1998       1998            -
                              	   GAAP    	   Tax   	     GAAP       Tax
                                  Basis   	   Basis	      Basis      Basis
Net income (loss)                 (125,827)  	(118,000)  	(42,376)  	(39,300)

Net income (loss) per
   limited partnership unit 	       (12.46)    	(11.68)    	(4.20)    	(3.90)

     The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

           Notes to Consolidated Financial Statements - Continued

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less $790,001 and $788,980 at June 30, 1999 and December 31, 1998, respectively) as cash equivalents.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS
121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded from October 1, 1997 through June 30, 1999.

(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through June 30, 1999. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

            Notes to Consolidated Financial Statements - Continued

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the six months ended June 30, 1998 and 1997 are as follows:

                                                                 			Unpaid at
                                                                 			June 30,
                                           	1999       	1998       	1999
     Reimbursement (at cost)
         for administrative services	       10,000     	10,000      -
                                          	 10,000     	10,000	     -

 (4)  Unconsolidated Venture - Summary Information

     Summary income statement information for Evanston Galleria Limited Partnership for the six months ended June 30, 1999 and June 30, 1998, is as follows:


                                               1999              1998
     Total revenue                            	740,757          	672,404
     Operating income (loss)                   	(7,717)         	(46,635)
     Partnership's share of income (loss)      	(1,636)         	(12,663)

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At June 30, 1999, the Partnership had cash and cash equivalents of $909,780 which will be utilized for working capital requirements and for future distributions to Partners. This is $58,657 less than the $968,437 balance at December 31, 1998. The Partnership made a distribution in the amount of $20,600 ($2.06 per unit) to Limited Partners during the second quarter of 1999. During the three and six month periods ended June 30, 1998, the Partnership distributed $20,600 ($2.06 per unit) and $761,200 ($76.12 per unit), respectively, to Limited Partners.

     Net cash provided by operating activities during the six months ended June 30, 1998 was $236,592, as compared to cash utilized by operations in the amount of $5,127 during the six months ended June 30, 1999. Poor operating results at the Sycamore Mall property is the primary reason for the decrease in cash from operations. During the first quarter of 1999, accounts payable was reduced by $63,000 as a result of a write off of amounts which had been accrued from the organization of the Partnership. Certain legal fees and printing costs were eventually forgiven by the vendors. This amount was recorded as an increase in capital contributions, since it reduced amounts capitalized as syndication costs, which are deducted from capital for GAAP purposes.

     During the first quarter of 1999, the Sycamore Mall continued to suffer from a lack of occupancy. Management is cntinues searching for replacement tenants, but there can be no assurance that a replacement tenant will be found. If this vacant space is not released, the ability of the Sycamore Mall to meet its financial obligations could be effected as a result of decreased revenues.

     On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, net of closing costs and prorations should be sufficient to repay all liabilities of the Evanston Galleria Limited Partnership, including the first mortgage. However there will not be a significant distribution to the Partnership. If the sale is consummated, the Partnership is expected to recognize a gain on the sale of approximately $100,000. The closing was currently scheduled to occur on April 30, 1999. However, the Purchaser has granted a 90-day extension. Prior to July 30, 1999 the prospective purchaser notified management that it was defulting undr the purchase contract and forfeited $50,000 of earnest money. The first mortgage on the Evanston Galleria property matured on August 1, 1999, however an amendment is currently being negotiated which would extend the maturity of the loan.

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

 Results of Operations - 1999 compared to 1998

     For the three and six month periods ended June 30, 1999 and June 30, 1998, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three and six months ended June 30, 1999 and June 30, 1998.

     The $154,390 (27%) decrease in rental income for the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998 is attributed to an increase in the vacancy at Sycamore Mall. Occupancy at Sycamore Mall has fallen to 47% as of June 30, 1999 from 85% as of March 31, 1998. Income from tenant charges decreased $58,036 (24%) during the six months ended June 30, 1999 as compared to the six months ended
June 30, 1998. This decrease results from the decreased occupancy levels at Sycamore Mall.

     The $38,716 (16%) decrease in property operating expenses for the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998 is attributable to a decrease in property taxes at Sycamore Mall. Due to the low occupancy levels, the property was reassessed to a lower valuation. Property operating expenses were also reduced due to lower expenses attributable to the low occupancy.

     The $6,943 (4%) decrease in interest expense for the six month period ended June 30, 1999 as compared to six month period ended June 30, 1998 is attributable to reductions in the outstanding balance of the mortgage indebtedness at the Sycamore property.

     The $2,937 (4%) increase in general and administrative expenses for the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998 is attributable to an increase in the amount of the professional and accounting fees related to the 1998 year-end.

     The Partnership's share of operations of unconsolidated subsidiaries resulted in a loss allocation of $1,636, during the six month period ended June 30, 1999, as compared to a loss allocation of $12,663 during six month period ended June 30, 1998. Evanston Galleria's allocation shows an improvement which results from the impoved operations at Evanston Galleria.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an income allocation of $60,989 during the six month period ended June 30, 1999 as compared to an income allocation of $29,308 during six month period ended June 30. Sycamore Mall is now
operating at a net loss due to the high vacancy rates.   The Partnership
allocates a share of the income or loss from the Sycamore Mall property to its venture's partners.

                                   OCCUPANCY


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                         at       at       at       at       at       at
                      03/31/98 06/30/98 09/30/98 12/31/98 03/31/99 06/30/99
Evanston Galleria
Evanston, IL            95%      94%      94%      97%      92%      97%

Sycamore Mall
Iowa City, Iowa         85%      79%      84%      47%      47%      44%



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



	FIRST DEARBORN INCOME PROPERTIES L.P. II
	(Registrant)


	By:  FDIP, Inc.
	(Managing General Partner)



 August 9, 1999  	By:  Robert S. Ross
                      	President
                     	(Principal Executive Officer)






 August 9, 1999  	By:  Bruce H. Block
                      	Vice President
	                     (Principal Financial Officer)
