Form 10-Q
period 1999-09-30
FIRST DEARBORN INCOME PROPERTIES LP II
filed 1999-11-15
CIK 837557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                               FORM 10-Q


             [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
             OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999
                                   OR

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


Units outstanding as of September 30, 1999:  10,000

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

                               Balance Sheets

                  September 30, 1999 and December 31, 1998
                                 (Unaudited)

                                    Assets
	                                            	September 30,      	December 31,
		                                            1999	               1998
Current assets:
    	Cash and cash equivalents (note 1)          816,810            	968,437
     Rents and other receivables                 	91,549            	168,676
     Due from affiliates                         	12,424             	13,147
     Prepaid expense                        	     23,652	             21,279
          Total current assets                  	944,435          	1,171,539

Investment property, at cost (note 1):
     Land                                     	1,201,880          	1,201,880
     Building                               	  7,302,137        	  7,273,400
                                              	8,504,017          	8,475,280
     Less accumulated depreciation           	(2,528,009)        	(2,315,063)
                                            	  5,976,008        	  6,160,217

Investment in unconsolidated venture,
      at equity (note 2)                        	(93,749)           	(94,330)
Deferred leasing and loan costs	                  33,031	             40,215

     Total assets                              6,859,725        	  7,277,641










See accompanying notes to the financial statements.

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                           and Consolidated Venture

                               Balance Sheets

                   September 30, 1999 and December 31, 1998
                                 (Unaudited)

                  Liabilities and Partners' Capital Accounts
                                              	September 30,   	  December 31,
                                               1999 	             1998
Current liabilities:
     Accounts payable and accrued expenses      	 274,656           	297,921
     Accrued interest                             	28,936	            29,846
     Current portion of long-term debt      	     190,500	           180,993
          Total current liabilities              	494,092           	508,760

Long-term debt                                 	4,083,163         	4,227,032
Venture partners' equity in consolidated
          venture (note 2)                       	696,467	           807,336
Tenant security deposits                            5,433    	         5,433
     Total long-term liabilities              	 4,785,063 	        5,039,801

     Total liabilities                       	  5,279,155       	  5,548,561

Partners' capital accounts (deficits) (note 1):
     General partners:
          Capital contributions                    	1,000	             1,000
          Cumulative net income                    (3,251)	           (1,341)
                                                   (2,163)        	     (341)

     Limited partners:
          Capital contributions                	4,121,964         	4,058,963
          Cumulative net income                 	(321,933)	         (132,844)
          Cumulative cash distributions       	(2,217,298) 	      (2,196,698)
                                             	  1,582,733	         1,729,421

      Total partners' capital accounts       	  1,580,570       	  1,729,080

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	  6,859,725	         7,277,641

See accompanying notes to the financial statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                            (a limited partnership)
                            and Consolidated Venture

                     Consolidated Statement of Operations

                Three months ended September 30, 1999 and 1998

                                  (Unaudited)

                                       	        1999      	          1998
Revenues:
     Rental income                            	 152,028	             252,990
     Tenant charges                             	88,125	             112,077
     Interest income                       	      9,471	               9,912
          Total revenues                    	   249,624	             374,979

Expenses:
     Property operating expenses               	189,386             	169,406
     Interest                                   	87,119	              90,698
     Depreciation                               	71,994	              72,908
     Amortization                                	2,395	               2,395
     General and administrative expenses 	       15,930	              18,556

          Total expenses                    	   366,824	             353,963

Operating income (loss)                       	(117,200)             	21,016

Partnership's share of operations
   of unconsolidated ventures                    	2,217	              43,640

Venture partner's share of consolidated
   venture's operations (note 1) 	               49,811	               1,013

Net income (loss) 	                             (65,172)             	65,669

Net income (loss)
   per limited partnership unit  	                (6.45)           	    6.50

Cash distribution
   per limited partnership unit	                      -          	      2.06

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                    Consolidated Statement of Operations

                Nine months ended September 30, 1999 and 1998

                                 (Unaudited)

                                 	          1999	                    1998
Revenues:
     Rental income                      	   577,693                 	833,045
     Tenant charges                        	276,200                 	358,188
     Interest income                         27,289             	     34,964

          Total revenues              	     881,182              	 1,226,197

Expenses:
     Property operating expenses           	607,401	                 626,558
     Interest                              	264,106                 	274,628
     Depreciation                          	213,034	                 215,109
     Amortization                            	7,184                   	7,184
     General and administrative expenses 	   91,837              	    91,536

          Total expenses                	 1,183,562              	 1,215,015

Operating income (loss)                   	(302,380)                 	11,182

Partnership's share of operations
  of unconsolidated ventures                   	581                  	30,977

Venture partner's share of consolidated
  venture's operations (note 1)        	    110,800	                 (18,876)

Net income (loss)                          (190,999)           	      23,283

Net income (loss)
   per limited partnership unit              (18.91)	                   2.31

Cash distribution
   per limited partnership unit	               2.06	                   78.18

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                   Consolidated Statements of Cash Flows

                Nine months ended September 30, 1999 and 1998

                                 (Unaudited)

                                        	        1999	         1998
Cash flows from operating activities:
  Net income (loss)                             	(190,999)	           23,283
  Items not requiring (providing)
    cash or cash equivalents:
     Depreciation                                	213,034           	215,109
     Amortization                                  	7,184             	7,184
     Partnership's share of operations of
                 unconsolidated  ventures            (581)            	8,198
     Venture partners' share of consolidated
                     venture's operations       	(110,869)         	(168,440)

  Changes in:
     Rents and other receivables                  	77,850	           123,101
     Prepaid expenses                             	(2,373)           	18,817
     Accounts payable and accrued expenses       	(24,175)           	29,149
Net cash provided by (used in)
            operating activities               	  (30,929)	          256,401

Cash flow from investment activities:
Additions to building and deferred costs	         (28,737)	                -
Net cash (used in) investment activities  	       (28,737)	                -

Cash flows from financing activities:
     Distributions to limited partners           	(20,600)         	(781,800)
     Capital provided by reduction
              in syndication costs                	63,000	                 -
     Principal payments on long-term debt     	  (134,361)      	   (123,908)
Net cash used in financing activities         	   (91,961)        	 (905,708)

Net (decrease) in cash and cash equivalents   	  (151,627)        	 (649,307)

See accompanying notes to the financial statements.

                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                            (a limited partnership)
                           and Consolidated Venture

                   Notes to Consolidated Financial Statements

                         September 30, 1999 and 1998

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

(1)  Basis of Accounting

     For the three and nine month periods ended September 30, 1999 and September 30, 1998 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three and nine months ended September 30, 1999 and September 30, 1998.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the nine months ended September 30, 1999 and 1998 is summarized as follows:

                                 1999         1999         1998      1998            -
                             	   GAAP     	   Tax          GAAP      Tax
                                 Basis    	   Basis        Basis     Basis
Net income (loss)               	(190,999)   	(178,000)   	23,283   	9,300

Net income (loss)
   per limited partnership unit 	  (18.91)     	(17.62)     	2.31    	0.92

     The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

              Notes to Consolidated Financial Statements - Continued

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments with an original maturity of three months or less $806,506 and $788,980 at September 30, 1999 and December 31, 1998, respectively) as cash equivalents.

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

     The Partnership adopted Statement of Financial Accounting Standards
No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded from October 1, 1997 through September 30, 1999.

(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through September 30, 1999. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                            (a limited partnership)
                           and Consolidated Venture

            Notes to Consolidated Financial Statements - Continued

(3)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the nine months ended September 30, 1999 and 1998 are as follows:

                                           	                       		Unpaid at
                                                                   		Sept 30,
                                             	1999        	1998     	1999
 Reimbursement (at cost) for
     administrative services                  10,000	      10,000	        -
                                            	 10,000      	10,000 	       -

 (4)  Unconsolidated Venture - Summary Information

     Summary income statement information for Evanston Galleria Limited Partnership for the nine months ended September 30, 1999 and September 30, 1998, is as follows:


                                               1999              1998
     Total revenue                            	1,139,636        	1,087,386
     Operating income (loss)                      	2,742            	4,830
     Partnership's share of income (loss)	           581           	30,977

(5)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At September 30, 1999, the Partnership had cash and cash equivalents of $816,810 which will be utilized for working capital requirements and for future distributions to Partners. This is $151,627 less than the $968,437 balance at December 31, 1998. The Partnership made a distribution in the amount of $20,600 ($2.06 per unit) to Limited Partners during the second quarter of 1999. During the three and nine month periods ended September 30, 1998, the Partnership distributed $20,600 ($2.06 per unit) and $781,800 ($78.18 per unit), respectively, to Limited Partners.

     Net cash provided by operating activities during the nine month periods ended September 30, 1998 was $256,401, as compared to cash utilized by operations in the amount of $30,929 during the nine month periods ended September 30, 1999. Poor operating results at the Sycamore Mall property is the primary reason for the decrease in cash from operations. During the first quarter of 1999, accounts payable was reduced by $63,000 as a result of a write off of amounts which had been accrued from the organization of the Partnership. Certain legal fees and printing costs were eventually forgiven by the vendors. This amount was recorded as an increase in capital contributions, since it reduced amounts capitalized as syndication costs, which are deducted from capital for GAAP purposes.

     During the first quarter of 1999, the Sycamore Mall continued to suffer from a lack of occupancy. Management continues searching for replacement tenants, but there can be no assurance that a replacement tenant will be found. The ability of the Sycamore Mall to meet its financial obligations has been effected as a result of decreased revenues. Leasing efforts have been unsuccessful and the Partnership is currently evaluating its options as it relates to this property.

The prospective purchaser of the Evanston Galleria purchaser notified management that it was defaulting under the purchase contract and forfeited $50,000 of earnest money. The first mortgage on the Evanston Galleria property matured on August 1, 1999, however an amendment was negotiated which would extend the maturity of the loan for an 18 month period.

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

 Results of Operations - 1999 compared to 1998

     For the three and nine month periods ended September 30, 1999 and September 30, 1998, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three and nine months ended September 30, 1999 and September 30, 1998.

     The $255,352 (31%) decrease in rental income for the nine month period ended September 30, 1999 as compared to the nine month period ended September 30, 1998 is attributed to the increase in vacancy at Sycamore Mall.
Occupancy at Sycamore Mall has fallen to 44% as of September 30, 1999 from 85% as of March 31, 1998. Income from tenant charges decreased $81,988
(23%) during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease results from the decreased occupancy levels at Sycamore Mall.

     The $19,157 (3%) decrease in property operating expenses for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is attributable to a decrease in property taxes at Sycamore Mall. Due to the low occupancy levels, the property was reassessed to a lower valuation. Property operating expenses were also reduced due to lower expenses attributable to the low occupancy.

     The $10,522 (4%) decrease in interest expense for the nine months ended September 30, 1999 as compared to nine months ended September 30, 1998 is attributable to reductions in the outstanding balance of the mortgage indebtedness at the Sycamore property.

     The $30,396 decrease in Partnership's share of operations of unconsolidated subsidiaries for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is attributable to a decrease in profitability at Evanston Galleria.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an income allocation of $110,800 during the nine months ended September 30, 1999 as compared to a loss allocation of $18,876 during nine months ended September 30, 1998. Sycamore Mall is now operating
at a net loss due to the high vacancy rates.   The Partnership allocates a
share of the income or loss from the Sycamore Mall property to its venture's partners.

                                  OCCUPANCY


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                         at        at        at        at        at        at        at
                      03/31/98  06/30/98  09/30/98  12/31/98  03/31/99  06/30/99  09/30/99
Evanston Galleria
Evanston, IL            95%       94%       94%       97%       92%       97%       98%

Sycamore Mall
Iowa City, Iowa         85%       79%       84%       47%       47%       44%       44%



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



	FIRST DEARBORN INCOME PROPERTIES L.P. II
	(Registrant)


	By:  FDIP, Inc.
     	(Managing General Partner)





November 15, 1999	By:  Robert S. Ross
                      	President
                     	(Principal Executive Officer)







November 15, 1999	By:  Bruce H. Block
                      	Vice President
                     	(Principal Financial Officer)
