Form 10-K
period 1999-12-31
FIRST DEARBORN INCOME PROPERTIES LP II
filed 2000-05-08
CIK 837557

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

             [X]     ANNUAL REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1999

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

     Net of offering costs, Limited Partners have contributed a total of $4,058,963 to the Partnership. The Partnership is engaged solely in the business of real estate investment. It is the Partnership's objective to realize cash flow from operations and appreciation in the value of the real estate. The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through December 31, 1999. The Partnership has acquired, through these ventures, interests in two shopping centers and a mixed use apartment/retail building. No investments have been made since 1991. The Country Isles property was sold in December 1997. As of December 31, 1999, the Partnership had made the real property investments set forth in the following table:

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

     During the past five years, operations at two of the Partnership's properties have provided sufficient cash flow to meet the obligations of the Partnership. Since the fourth quarter of 1998, the Sycamore Mall property has experienced significant vacancy. A larger shopping mall opened in the market area and has made it difficult to find tenants for the property. As a result of the inability to find new tenants, the property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and in March 2000, the property was deeded to the lender in lieu of threatened foreclosure.

     During 1996, Randall's, a tenant at Sycamore Mall, vacated its leased premises of 19,800 square feet. As a result of the Randall's vacancy, occupancy at Sycamore Mall fell to approximately 86% during the second quarter of 1996. However, Randall's continued to pay rent through December, 1996. Sears, Roebuck and Co. was a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997 and terminated its lease on September 1, 1998. The Partnership has, so far, been unsuccessful in its efforts to find new tenants for the property. Sycamore Mall is located in Iowa City, Iowa. A new 1,000,000 square foot regional mall has opened in the area, which created additional competition for Sycamore Mall. As of December 31, 1999, the property was 44% occupied, and has needed to provide concessions to the remaining tenants in order to keep them from vacating. As a result of the inability to find new tenants, the property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and in March 2000, the property was deeded to the lender in lieu of threatened foreclosure.

     Occupancy in the apartments at Evanston Galleria has remained in the 94%
- 100% range during the last five years. As of December 31, 1998 overall occupancy was 97%. One retail tenant vacated in October, 1999 bringing occupancy to 92% as of December 31, 1999. Management is currently negotiating for a replacement tenant for that vacant space.

     As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1999. The net book value of the Evanston Galleria property at December 31, 1999 and 1998 was $8,444,107 and $8,422,717,
respectively, and net income (loss) from operations for the years ended December 31, 1999, 1998 and 1997, net of the Venture Partners share were $14,271, ($35,661) and ($90,086) respectively.

     On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, net of closing costs and prorations, would have been sufficient to repay all liabilities of the Evanston Galleria Limited Partnership. However, this sale did not occur. On February 22, 2000, a contract was signed for the sale of the Evanston Galleria. Closing is expected to occur on May 22, 2000. However, this closing is contingent upon the signing of a new lease for the vacant retail space. The sale price is sufficient to repay all of the obligations and potentially provide approximately $100,000 of distributable cash to the partners of Evanston Galleria.

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

	Sycamore Mall,
	Iowa City, Iowa	              1999          	1998          	1997
	Total revenue	             1,185,202     	1,515,937     	1,828,997
	Operating profit (loss)	  (2,136,404)	   (1,010,483)      	222,766
	Total assets              	4,266,654     	6,484,454     	8,113,686
	Mortgage indebtedness     	4,258,224     	4,408,025     	4,574,933

	Country Isles Shopping Center (sold December 1997)
	Ft. Lauderdale, Florida	                  1999  	1998      	1997
	Total revenue                              	-     	-    	1,708,274
	Operating profit	                           -     	-      	385,746
	Gain on sale of investment property        	-     	-    	9,116,946
	Total assets	                               -     	-      	165,311
	Mortgage indebtedness	                      -     	-            	-

	Evanston Galleria
	Evanston, Illinois	             1999         	1998         	1997
	Total revenue               	1,534,021   	1,384,467     	1,346,682
	Operating income (loss)        	59,787    	(149,393)     	(377,401)
	Total assets                	8,935,466   	8,719,746     	8,686,165
	Mortgage indebtedness	       8,486,740   	8,486,740     	8,486,740


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

     The property is managed by an affiliate of the General Partners. During 1999, 1998 and 1997, management fees totaling $42,521, $41,681 and $41,550, respectively, were paid to an affiliate of the General Partners.

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

     Evanston Galleria is located in downtown Evanston, Illinois, a short distance from Northwestern University. Demand for the apartments has been strong over the past five years with occupancy averaging 98%. Apartment rents have been rising approximately 3% per year. The ground floor retail space had been 100% occupied during the past five years, except for several instances
where tenants defaulted.   Management has settled its legal actions against
the previously defaulted tenants. As of December 31, 1998 occupancy was 97%. During 1999, one of the retail tenants vacated the premises lowering occupancy to 92%. Negotiations are currently underway for a replacement tenant.

     The property is subject to a first mortgage which originally matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan was due and payable May, 1 1998. Subsequent amendments were entered into, basically extending the maturity date. The maturity date of the first mortgage loan is February 1, 2001. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account.

On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, net of closing costs and prorations, would have been sufficient to repay all liabilities of the Evanston Galleria Limited Partnership. However, this sale did not occur. On February 22, 2000, a contract was signed for the sale of the Evanston Galleria. Closing is expected to occur on May 22, 2000. However, this closing is contingent upon the signing of a new lease for the vacant retail space. The sale price is sufficient to repay all of the obligations and potentially provide approximately $100,000 of distributable cash to the partners of Evanston Galleria.

Sycamore Mall Associates
     On October 26, 1990, the Partnership contributed $2,275,000 to acquire a 53.40% general partnership interest in Sycamore Mall Associates, a general partnership formed to acquire the Sycamore Mall Shopping Center in Iowa City, Iowa. The property, situated on an approximate 21.2 acre site, includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease to McDonald's. Sycamore Mall Associates acquired the property on October 26, 1990 for a purchase price of $9,400,000, subject to a purchase money note of $5,140,000 bearing interest at 10% with interest only payable until maturity on October 26, 1995. On August 8, 1991, Sycamore Mall Associates obtained a first mortgage in the amount of $5,140,000 which bore interest at a rate of 9.625% payable in monthly installments of principal and interest of $45,355 commencing October 1, 1991 for 60 months until September 30, 1996. The proceeds of this first mortgage were used to repay the original purchase money note. In October 1995, the first mortgage loan was modified. The terms of the modification reduced the interest rate to 8.125%, reduced the monthly payments of principal and interest to $44,375 and extended the maturity to March 1, 2002. In October 1999, monthly payments to the lender were halted and the lender declared the loan in default. In March 2000, the property was deeded to the lender in lieu of threatened foreclosure.


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

The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1999, 1998 and 1997 the property incurred management fees of $62,639, $84,679 and $93,053, respectively.

During 1996, Randall's vacated its leased premises of 19,800 square feet. Occupancy fell to 86%, however, Randall's continued to pay rent through December, 1996, so that there was no adverse financial impact in 1996. Sears, Roebuck and Co. was a tenant under a lease which had an original termination date of March 31, 1992. Prior to that termination, a ten-year extension was agreed to which provided Sears an option to terminate the lease at any time after March 31, 1997 by giving landlord a one year written notice. Sears gave such notice on September 17, 1997, and terminated its lease on September 1, 1998. The Sears lease comprised 82,605 square feet which is 34% of the leaseable area of the shopping center.

     The Partnership has been unsuccessful in its efforts to find new tenants for the property. Sycamore Mall is located in Iowa City, Iowa. A new 1,000,000 square foot regional mall has opened, which created additional competition for Sycamore Mall. As of December 31, 1999, the property was 44% occupied, and it has needed to provide concessions to the remaining tenants in order to keep them from vacating. Management's efforts to find replacement tenants has generally been unsuccessful. In response to the uncertainty relative to Sycamore Mall Associates ability to recover the net carrying value of Sycamore Mall through future operations and sale, Sycamore Mall Associates, as a matter of prudent accounting practices and for financial reporting purposes, recorded a provision for value impairment in 1998 in the amount of $1,100,000. In 1999, an additional provision for value impairment was recorded in the amount of $1,890,000. In October 1999, the property was unable to meet its obligations for payment under the terms of the first mortgage. The lender declared the loan in default and began foreclosure proceedings. In March 2000, title to the property was transferred to the lender in consideration of the entire mortgage balance including accrued interest.

There were no distributions to the partners in 1999. Distributions to the partners in 1998 were $420,000 as compared to $295,000 in 1997.

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


Item 2.  Properties

     The Partnership owns through joint venture partnerships the properties referred to in Item 1. The three properties in which the Partnership has held an interest in are described below:

Sycamore Mall Associates
The property is a retail shopping center located in Iowa City, Iowa, and is situated on an approximate 21.2 acre site. It includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. The property is owned fee simple by a partnership of which the Partnership is a partner. It is subject to a first mortgage in the amount of $4,408,024, which bears interest at a rate of 8.125% payable in monthly installments of principal and interest of $44,375 until March 1, 2002, when the balance comes due.

As of December 31, 1999, the property was 44% occupied, and has needed to provide concessions to the remaining tenants in order to keep them from vacating. As a result of the inability to find new tenants, the property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March 13, 2000, title to the land buildings and improvements as well as the other assets and liabilities of the property was transferred to the lender in consideration of a discharge of the mortgage loan. As of December 31, 1999, Sycamore Mall Associates recorded a provision for value impairment of $2,990,000, of which $1,100,000 was recorded in 1998 and $1,890,000 was recorded in 1999. The Von Maur lease expires in 2009 and the annual rent is approximately $210,000. Average total rents received per square foot at the property during the last three years are $6.98 in 1999, $6.98 in 1998, and $7.65 in 1997.

There are currently no plans for any significant improvements to the property. However, a new regional mall has opened in the area. The location of the new created additional competition for Sycamore Mall.

The following table illustrates the scheduled lease expirations for Sycamore Mall, over the next ten years:


	             	# of		                               	% of total
	      	leases expiring	 square feet  	annual rent 	annual rent
	2000          	8          	13,372	       105,996         	17%
	2001          	3           	6,100     	   95,200         	15%
	2002          	5	          21,321	       148,989	         24%
	2003	          1	           1,203	        12,002          	2%
	2004          	-	               -	             -	          -
	2005	          1	               -	             -	          -
	2006	          -	               -	             -	          -
	2007	          -	               -	             -	          -
	2008	          -	               -	             -	          -
	2009	          1	          42,424	       160,000	         25%


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

The property is owned fee simple by a partnership of which the Partnership is a partner. The property is subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan was due and payable May 1, 1998. The first mortgage loan maturity had been extended to August 1, 1999. Effective August 1, 1999, the maturity has been extended to February 1, 2001. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account.

     On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, net of closing costs and prorations, would have been sufficient to repay all liabilities of the Evanston Galleria Limited Partnership. However, this sale did not occur. On February 22, 2000, a contract was signed for the sale of the Evanston Galleria. Closing is expected to occur on May 22, 2000. However, this closing is contingent upon the signing of a new lease for the vacant retail space. The sale price is sufficient to repay all of the obligations and potentially provide approximately $100,000 of distributable cash to the partners of Evanston Galleria.

The residential leases have terms typically expiring in one year. During 2000 residential leases representing $768,534 of annual rent will expire.

The following table illustrates the scheduled lease expirations relating to the retail space, for Evanston Galleria, over the next ten years:

	           	# of	                                     		% of total
      		leases expiring   	square feet   	annual rent   	annual rent
	2000	       1               	3,362	         94,136         	18%
	2001       	1               	2,135	         37,246          	7%
	2002	       2              	12,066	        112,481         	21%
	2003	       2               	4,606	         87,624	         16%
	2004	       -                   	-              	-	          -
	2005       	-	                   -	              -          	-
	2006	       -	                   -	              -	          -
	2007	       1	               3,920	        100,688         	19%
	2008	       -	                   -	              -	          -
	2009	       -	                   -	              -	          -

As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1999. The net book value of the Evanston Galleria property at December 31, 1999 and 1998 was $8,444,107 and $8,422,717, respectively, and net income
(loss) from operations for the years ended December 31, 1999, 1998 and 1997, net of the Venture Partners share were $14,271, ($35,661) and ($90,086), respectively.

Management believes that the Evanston Galleria property has adequate insurance coverage.

Occupancy Summary
The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                			            1998                        1999
			                   at  	  at	    at  	  at	    at	    at  	  at  	  at
		                 	03/31 	06/30 	09/30 	12/31 	03/31 	06/30 	09/30 	12/31
	Evanston Galleria
	Evanston,
	Illinois          		95%   	94%   	94%   	97%   	92%   	97%   	98%   	92%

	Sycamore Mall
	Iowa City,
	Iowa              		85%	   79%   	84%   	47%   	47%   	44%   	44%   	44%


Item 3.  Legal Proceedings

     The Partnership is not aware of any material pending legal proceedings to which it or its properties are subject.


Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     As of December 31, 1999, there were 532 Limited Partners holding 10,000 Units. There is no public market for Units and it is not anticipated that a public market for Units will develop. Pursuant to the terms of the Limited Partnership Agreement of the Partnership (the "Partnership Agreement"), there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to the substitution of a Limited Partner.

     Distributions to Limited Partners, through December 31, 1999, have totaled $2,217,298 since the Partnership's formation. This is approximately $221.73 of cash distributions per Unit. Each Unit originally sold for $500 and the offering was closed on January 31, 1991. Reference is made to Item 6 herein for a summary of annual cash distributions, per Unit, made to the Limited Partners.

Item 6.  Selected Financial Data

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

                December 31, 1999, 1998, 1997, 1996 and 1995

                (not covered by Independent Auditors' Report)


                           		1999        	1998	       1997       	1996        	1995
Total revenues 	           1,220,964  	1,596,719  	1,847,296  	1,955,397   	1,965,788

Operating income (loss)	  (2,175,835)  	(997,364)   	173,953	    303,285     	201,314

Partnership's share of
 operations of
  unconsolidated ventures     14,271    	(35,661)    	(9,079)   	(45,145)	    (99,645)

Partnership's share of
 gain on sale of
 investment property of
  unconsolidated venture           -          	-    	698,447          	-           	-

Venture partners' share
 of consolidated
 venture's operations	       807,336    	470,886   	(103,809)	   (177,269)  	(124,786)

Net income (loss)       	 (1,354,228)  	(562,139)   	759,512      	80,871	    (23,117)

Net income (loss)
 per Unit (a)	               (134.07)    	(55.65)     	75.19       	 8.01      	(2.29)

Total assets	              5,032,142  	7,371,971  	9,541,824	   9,144,952	  9,515,465

Long-term debt           	 4,408,024  	4,227,032  	4,408,018   	4,574,933  	4,728,865

Cash distributions
 per Unit (a)	                  2.06      	80.24       	8.25       	29.30      	12.38

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

     At December 31, 1999, the Partnership had cash and cash equivalents of $819,519 as compared to $968,437 as of December 31, 1998. The decrease in cash and cash equivalents results primarily from the lack of cash flow from the Sycamore Mall property. No Distributions were made to the Limited Partners in 1999. On March 13, 2000, title to the Sycamore Mall property was transferred to the lender in exchange for the outstanding liabilities and accrued interest.

     As of December 31, 1999, the Partnership has no material commitments for capital expenditures. The Partnership does not anticipate any need for external sources of liquidity. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1999. The net book value of the Evanston Galleria property at December 31, 1999 and 1998 was $8,444,107 and $8,422,717, respectively, and net income (loss) from operations for the years ended December 31, 1999, 1998 and 1997, net of the Venture Partners share were $14,271, ($35,661) and ($90,086), respectively.

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

In response to the U.S. economy in general and the problems being experienced at the Sycamore Mall property in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership carefully scrutinizes the appropriateness of any possible discretionary expenditures, particularly as such expenditures relate to the amount of working capital reserves the Partnership has available. By conserving working capital, the Partnership expect to be in a better position to meet future needs of its properties without having to rely on external financing sources.

Results of Operations:

The results of operations for the years ended December 31, 1999 and December 31, 1998, reflect the consolidated operations of the Partnership and Sycamore Mall Associates (the "Sycamore Partnership") and the Partnership's equity investments in Evanston Galleria Limited Partnership (the "Galleria Partnership"). The results of operations for the years ended December 31, 1997 reflect the consolidated operations of the Partnership and Sycamore Mall Associates (the "Sycamore Partnership") and the Partnership's equity investments in the Galleria Partnership and Country Isles Associates ("Country Isles"). The results of operations of the Sycamore Partnership reflect the operations of the Sycamore Mall Shopping Center. The equity investment in the Galleria Partnership reflects the Partnership's share of the operations of the Evanston Galleria. The equity investment in Country Isles reflects the Partnership's share of the operations of the Country Isles Plaza Shopping Center.

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


Changes from 1998 to 1999:

The Partnership's net loss in 1999 increased $792,089 from $562,139 in 1998 to $1,354,228 in 1999. The increased loss relates primarily to a $1,890,000 provision for asset impairment recorded at the Sycamore Mall property in 1999. In 1998, a provision for asset impairment in the amount of $1,100,000 was recorded.

     The Partnership's rental income decreased $307,422 (27%) from $1,140,536 in 1998 to $833,114 in 1999. The decrease in revenue from tenant charges results from an increase in vacancy at Sycamore Mall.

     Revenue from tenant charges decreased $7,527 (2%) from $358,378 in 1998 to $350,851 in 1999. The decrease in revenue from tenant charges results from an increase in the average vacancy at Sycamore Mall, partly offset by an increase in operating expenses which were eligible for recovery.

     Interest income decreased $8,045 (18%) from $45,044 in 1998 to $36,999 in 1999. The decrease results from the decrease in cash reserves which have been held and invested by the Partnership.

     Property operating expenses increased to $773,420 for the year ended December 31, 1999 from $682,200 for the year ended December 31, 1998. This $91,220 (13%) increase results primarily from an increase in property tax expenses at Sycamore Mall.

     Interest expense decreased $13,861 (4%) from $364,462 in 1998 to $350,601 in 1999. The reduction results from the repayment of $149,801 of mortgage indebtedness throughout the year.

     General and administrative expense decreased $24,846 (16%) from $155,756 during the year ended December 31, 1998 to $130,910 during the year ended December 31, 1999. This decrease resulted from a decrease in legal and professional fees.


Inflation:

     The Partnership has completed its eleventh full year of operations. During the eleven years the annual inflation rate has ranged from 3.01% to 5.40% with an average of 4.21%. The effect which inflation has had on income from operations is minimal primarily due to the weak real estate market.

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


Year 2000:

     The General Partner has determined that it did not expect that the consequences of the Partnership's year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition.
No material effects were encountered.



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

Item 8.  Financial Statements and Supplementary Data

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

                                   INDEX

                                                                   	 Page (s)
Independent Auditors' Report                                            16
Consolidated Balance Sheets, December 31, 1999 and 1998	                17 - 18
Consolidated Statements of Operations,
 years ended December 31, 1999, 1998 and 1997	                          19
Consolidated Statements of Partners'
 Capital Accounts (Deficits), years ended
 December 31, 1999, 1998 and 1997                                      	20
Consolidated Statements of Cash Flows,
  years ended December 31, 1999, 1998 and 1997	                         21
Notes to Consolidated Financial Statements                             	22 - 29


Consolidated Real Estate and Accumulated Depreciation Schedule III	     30

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.


                           Evanston Galleria, L.P.
                           (a limited partnership)
                                   INDEX

Independent Auditors' Report                                         	31
Balance Sheets, December 31, 1999 and 1998	                           32 - 33
Statements of Operations, years ended
 December 31, 1999, 1998 and 1997	                                    34
Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1999, 1998 and 1997	                       35
Statements of Cash Flows,
  years ended December 31, 1999, 1998 and 1997                       	36
Notes to Financial Statements                                        	37 - 39

Real Estate and Accumulated Depreciation Schedule III                	40

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Dearborn Income Properties L.P. II and consolidated venture as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the Financial Statements, subsequent to year end the Partnership deeded its consolidated investment property to the lender in lieu of foreclosure.

KPMG LLP

Chicago, Illinois
April 14, 2000

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

                         Consolidated Balance Sheets

                         December 31, 1999 and 1998

                                   Assets

                                                      	1999            	1998
Current assets:
     Cash and cash equivalents (note 1)	              819,519         	968,437
     Rents and other receivables                     	135,404         	168,676
     Due from affiliates                              	36,365          	13,147
     Prepaid expense                                   16,568      	    21,279

          Total current assets                     	1,007,856       	1,171,539

Investment property:
     Land                                          	1,201,880       	1,201,880
     Buildings and improvements                   	 5,349,122       	7,273,400
                                                   	6,551,002	       8,475,280
     Less accumulated depreciation                	(2,557,353)     	(2,315,063)
                                                   	3,993,649       	6,160,217


Deferred leasing and loan costs 	                      30,637	          40,215

Total assets                                      	 5,032,142       	7,371,971



See accompanying notes to Consolidated Financial Statements.


                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                            (a limited partnership)
                           and Consolidated Venture

                     Consolidated Balance Sheets - Continued

                          December 31, 1999 and 1998

               Liabilities and Partners' Capital Accounts (Deficits)

                                                       	1999            	1998
Current liabilities:
     Accounts payable and accrued expenses	            227,769        	297,921
     Accrued interest	                                  86,495	         29,846
     Other current liabilities	                         19,910	              -
     Current portion of long-term debt  (note 3)	    4,258,224        	180,993

          Total current liabilities                 	4,592,398        	508,760

Long-term liabilities:
     Long-term debt (note 3)                                	-      	4,227,032
     Venture partners' equity in
        consolidated venture (note 2)                       	-        	807,336
     Distributions and loses in excess of
        investment in unconsolidated
        ventures, at equity (notes 2 and 7)            	80,059         	94,330
     Tenant security deposits	                           5,433	          5,433

     Total long-term liabilities                 	      85,492      	5,134,131

          Total liabilities                         	4,677,890      	5,642,891

Partners' capital accounts (deficits):
     General partners:
        Capital contributions                           	1,000          	1,000
        Cumulative net income (losses)                	(14,883)        	(1,341)
     Total general partners' capital (deficits)	       (13,883)          	(341)

     Limited partners (10,000 units):
          Capital contributions                     	4,058,963      	4,058,963
          Cumulative net income (losses)           	(1,473,530)      	(132,844)
          Cumulative cash distributions            	(2,217,298)    	(2,196,698)
    Total limited partners' capital	                   368,135      	1,729,421

          Total partners' capital accounts	            354,252      	1,729,080

Commitments and contingencies (notes 2 and 6)

Total liabilities and partners' capital	             5,032,142      	7,371,971


See accompanying notes to Consolidated Financial Statements.

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                            (a limited partnership)
                           and Consolidated Venture

                    Consolidated Statements of Operations

                Years ended December 31, 1999, 1998, and 1997


                                              	1999        	1998        	1997
Revenues:
     Rental income	                          833,114   	1,140,536   	1,293,749
     Tenant charges                         	350,851     	358,378     	530,597
     Interest income	                         36,999	      45,044	      22,950
     Miscellaneous income	                         -	      52,761            -

          Total revenues                  	1,220,964   	1,596,719   	1,847,296

Expenses:
     Property operating expenses            	773,420     	682,200     	912,456
     Interest	                               350,601     	364,462	     377,530
     Depreciation                           	242,290     	282,087     	293,925
     Amortization                             	9,578       	9,578       	9,785
     Provision for value impairment	       1,890,000   	1,100,000           	-
     General and administrative expenses	    130,910	     155,756	      79,647

          Total expenses 	                 3,396,799   	2,594,083   	1,673,343

Operating income (loss)                  	(2,175,835)   	(997,364)    	173,953

Partnership's share of operations
    of unconsolidated ventures               	14,271     	(35,661)     	(9,079)

Partnership's share of gain on
    sale of investment property
    of unconsolidated venture                     	-           	-     	698,447

Venture partners' share of consolidated
  venture's operations (note 1)          	   807,336     	470,886    	(103,809)

Net income (loss)       	                 (1,354,228)   	(562,139)    	759,512

Net income (loss) per
 limited partnership unit (note 1)     	     (134.07)     	(55.65)      	75.19



See accompanying notes to Consolidated Financial Statements.


                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

         Consolidated Statements of Partners' Capital Accounts (Deficits)

                 Years ended December 31, 1999, 1998 and 1997


                       		General Partners  	.             	Limited Partners (10,000 Units)            .

                                 	Net    	    	Contributions,	   Net        	Cash
                               		income           	net of 	 	   income	   distrib-
                 	Contributions 	(loss) 	Total 	offering costs 	(loss)	    utions	     Total
Balance (deficit)
 at December 31, 1996   1,000  	(3,315)  	(2,315)	4,058,963    	(328,243)	(1,311,795)	 2,418,925

Net income                 	-   	7,595    	7,595         	-     	751,917          	-	    751,917
Cash distributions	         -	       -	        -          -            -	    (82,503)   	(82,503)

Balance (deficit)
 at December 31, 1997	  1,000   	4,280    	5,280 	4,058,963     	423,674 	(1,394,298)  3,088,339

Net loss                   	-  	(5,621)  	(5,621)        	-    	(556,518)         	-	   (556,518)
Cash distributions	         -	       -  	      -	         -	           -	   (802,400)	  (802,400)

Balance (deficit)
 at December 31, 1998	  1,000	  (1,341)  	  (341)	4,058,963    	(132,844)	(2,196,698)	 1,729,421

Net loss                   	-	 (13,542) 	(13,542)        	-  	(1,340,686)         	-	 (1,340,686)
Cash distributions	         -	       -	        -	         -	           -	    (20,600)   	(20,600)

Balance (deficit)
 at December 31, 1999	  1,000 	(14,883) 	(13,883)	4,058,963  	(1,473,530)	(2,217,298)   	368,135




See accompanying notes to Consolidated Financial Statements.


                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture
                   Consolidated Statements of Cash Flows

                Years ended December 31, 1999, 1998 and 1997
                                              	1999        	1998         	1997
Cash flows from operating activities:
  Net income (loss) 	                      (1,354,228)   	(562,139)    	759,512
  Items not requiring cash or
   cash equivalents:
     Depreciation                            	242,290     	282,087	     293,925
     Amortization  	                            9,578       	9,578	       9,785
     Provision for value impairment	        1,890,000   	1,100,000	           -
     Partnership's share of operations
            of unconsolidated ventures       	(14,271)     	35,661     	104,686
     Partnership's share of gain on sale
               of investment property of
                  unconsolidated venture           	-           	-    	(698,447)
     Venture partners' share of
       consolidated venture's operations    	(807,336)   	(470,886)    	103,809

  Changes in:
     Rents and other receivables              	33,272     	148,639     	(12,271)
     Due from affiliates                     	(23,218)        	975      	(9,186)
     Prepaid expense                           	4,711      	(2,157)     	12,380
     Deferred leasing and loan costs               	-        	(305)          	-
     Accounts payable and accrued expenses   	(70,152)    	(30,711)    	(84,348)
     Due to affiliates	                             -           	-      	(7,160)
     Accrued interest	                         56,649      	(1,130)     	(1,042)
     Other current liabilities	                19,910           	-	           -
     Tenant security deposits	                      -	           - 	         (6)
Net cash provided by (used in)
   operating activities                      	(12,795)    	509,612     	471,637

Cash flows from investing activities:
     Additions to investment property        	(34,278)	     (1,301)    	(21,643)
     Distribution from sale of
        investment property of
        unconsolidated venture	                     -	           -     	991,341
Net cash provided by (used in)
   investing activities                      	(34,278)     	(1,301)    	969,698

Cash flows from financing activities:
     Venture partners' distributions
           from consolidated venture               	-    	(230,009)   	(137,458)
     Distributions to limited partners       	(20,600)	   (802,400)    	(82,503)
     Principal payments on long-term debt   	(149,801)   	(166,908)   	(153,932)
Net cash used in financing activities	       (170,401) 	(1,199,317)   	(373,893)

   Net increase in cash
          and cash equivalents              	(148,918)   	(691,006)  	1,067,442
Cash and cash equivalents
 at beginning of year                        	968,437   	1,659,443     	592,001

Cash and cash equivalents
 at end of year	                              819,519    	 968,437   	1,659,443

Supplemental disclosure
 of cash flow information:
   Cash paid for mortgage
       and other interest       	             293,952     	365,592     	378,572

See accompanying notes to Consolidated Financial Statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                 Notes to Consolidated Financial Statements

                      December 31, 1999, 1998 and 1997

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

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited Partnership, for the years ended December 31, 1999, 1998 and 1997, and in Country Isles Associates, for the years ended December 31, 1997.

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

	                                        	(Unaudited)	             	(Unaudited)
                               	1999         	1999        	1998        	1998
                               	GAAP          	Tax        	GAAP         	Tax
                                Basis  	      Basis 	      Basis	       Basis
Total assets 	                4,952,083   	3,144,671   	7,277,641   	3,377,803

Partners' capital:
    General partners           	(13,883)	    (10,277)       	(341)	     (8,782)
    Limited partners           	368,135   	3,175,548	   1,729,421   	3,323,584

Net income (loss):
  General partners             	(13,542)     	(1,495)     	(5,621)       	(758)
  Limited partners          	(1,340,686)   	(148,036)   	(556,518)	    (75,005)

Net income per
 limited partnership unit  	    (134.07)     	(14.80)     	(55.65)      	(7.50)

     The net income (loss) per limited partnership unit presented is based on the limited partnership units outstanding at the end of each period (10,000). All distributions to partners through December 31, 1999 have been considered to be a return of capital.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

            Notes to Consolidated Financial Statements - Continued

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net income. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($779,877 and $788,980 at December 31, 1999 and 1998, respectively), as cash equivalents.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1999. The net book value of the Evanston Galleria property at December 31, 1999 and 1998 was $8,444,107 and $8,422,717,
respectively, and net income (loss) from operations for the years ended December 31, 1999, 1998 and 1997, net of the Venture Partners share were $14,271, ($35,661) and ($90,086) respectively. As of December 31, 1999, the
Sycamore Mall property was considered to be held for disposal. In response to the uncertainty relative to the Sycamore property, as a matter of prudent accounting practices and for financial reporting purposes, the Partnership recorded a provision for value impairment in 1999 and 1998 in the amount of $1,890,000 and $1,100,000, respectively. The net book value of the Sycamore Mall property at December 31, 1999 and 1998 was $3,993,649 and $6,160,217.

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

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

           Notes to Consolidated Financial Statements - Continued

(2)  Venture Agreements

(a)  General

     The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through December 31, 1999. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

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

     The property is managed by an affiliate of the General Partners. During 1999, 1998 and 1997, management fees totaling $42,521, $41,681 and $41,550, respectively, were paid to an affiliate of the General Partners.

     The property is subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The unpaid interest together with the unpaid principal balance of the loan was due and payable May 1 1998. The first mortgage loan maturity had been extended to August 1, 1999. Effective August 1, 1999, the maturity has been extended to February 1, 2001. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

            Notes to Consolidated Financial Statements - Continued

On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, net of closing costs and prorations, would have been sufficient to repay all liabilities of the Evanston Galleria Limited Partnership. However, this sale did not occur. On February 22, 2000, a contract was signed for the sale of the Evanston Galleria. Closing is expected to occur on May 22, 2000. However, this closing is contingent upon the signing of a new lease for the vacant retail space. The sale price is sufficient to repay all of the obligations and potentially provide approximately $100,000 of distributable cash to the partners of Evanston Galleria.

(c)  Sycamore Mall Associates

     On October 26, 1990, the Partnership contributed $2,275,000 to acquire a 53.40% general partnership interest in Sycamore Mall Associates, a general partnership formed to acquire the Sycamore Mall Shopping Center in Iowa City, Iowa. The property, situated on an approximate 21.2 acre site, includes a main building containing 213,206 square feet and an out parcel building containing 27,000 square feet. A 14,000 square foot parcel which contains a 4,590 square foot building is under a ground lease. Sycamore Mall Associates acquired the property on October 26, 1990 for a purchase price of $9,400,000, subject to a purchase money note of $5,140,000 bearing interest at 10% payable interest only until maturity on October 26, 1995. On August 8, 1991, Sycamore Mall Associates obtained a first mortgage in the amount of $5,140,000 which bore interest at a rate of 9.625% payable in monthly installments of principal and interest of $45,355 commencing October 1, 1991 for 60 months until September 30, 1996. The proceeds of this first mortgage were used to repay the original purchase money note. In October 1995, the first mortgage loan was modified. The terms of the modification reduced the interest rate to 8.125%, reduced the monthly payments of principal and interest to $44,375 and extended the maturity to March 1, 2002. As a result of the inability to find new tenants, the property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March 13, 2000, title to the land, buildings and improvements as well as the other assets and liabilities of the property were transferred to the lender in consideration of a discharge of the mortgage loan.

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

     The terms of the Sycamore Mall Associates partnership agreement provide that cash flow, sale or refinancing proceeds and profit and loss will be distributed or allocated in proportion to the partners' ownership interests. During 1999, the Partnership recognized all losses in excess of its investment in the Partnership account balance.

     The property is managed by an affiliate of the General Partners and an affiliate of the seller under a five year management agreement that provides for a fee equal to 5% of the effective gross income, of which 1% is paid to an affiliate of the General Partners. During 1999, 1998 and 1997 the property incurred management fees of $62,639, $84,679 and $93,053, respectively.

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

     On December 17, 1997, Country Isles Associates sold the Country Isles Shopping Center in Fort Lauderdale, Florida, to Principal Mutual Life Insurance Company ("Buyer"). The total purchase price received by Country Isles was $13.2 million, which price was determined through arm's length negotiations with Buyer. Of this total purchase price, approximately $7.9 million was used to repay amounts owed to the lender holding the mortgage on the shopping center and approximately $595,000 was used for customary additional selling expenses and prorations. The net proceeds to Country Isles after these deductions were approximately $4.7 million. Of these proceeds, the Partnership received approximately $991,000 for its 21% interest.

     Country Isles Shopping Center was managed by JMB Property Management, an affiliate of Arvida/JMB Partners, the Seller. The Management Agreement provided that the Manager rent and manage the project for an initial term of five years, and thereafter for yearly periods, unless otherwise terminated by the parties in accordance with the management agreement. Country Isles Associates paid the Manager a management fee in an amount equal to 4% of the monthly operating revenues from the operation of the property. Notwithstanding the foregoing, until such time as the management agent notifies owner of its election to receive the management fee discussed immediately above, Country Isles Associates was to pay the Manager, in lieu of the management fee, an amount equal to 15% of amounts paid by tenants at the property on account of reimbursement of operating expenses, excluding taxes and insurance. During 1997, the property incurred management fees of $68,600.


 (3)  Long-Term Debt

     Long-term debt consists of the following at December 31, 1999 and 1998:

                                                       	1999            	1998
$4,899,448 mortgage note, bearing interest at
8.125%, payable in monthly installments of
principal and interest of $44,375 until
maturity on March 1, 2002 when the remaining
principal balance of $3,780,785 is payable;
secured by the real and personal property of
Sycamore Mall Shopping Center.  As of December
31, 1999, the loan was in default due to non
payment of monthly installments and the loan
was called for immediate payment.	                  4,258,224	       4,408,025

     Less current portion of long-term debt        	4,258,224	         180,993

     Total long-term debt                                	  -       	4,227,032

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

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future (see note 3) under the operating leases are as follows:

	2000	              452,258
	2001	              361,591
	2002	              285,843
	2003	              187,002
	2004              	178,000
	Thereafter	        744,003
		                2,208,697

     Percentage rents (based on tenants' sales volume) included in rental income were $194,960, $204,819 and $192,100 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1999, 1998 and 1997 are as follows:

		                                                                 		Unpaid at
                                        	1999   	1998     	1997  	Dec. 31, 1999
Reimbursement (at cost)
   for out of pocket expenses	            35      	35    	1,168	         35
Reimbursement (at cost)
   for administrative services          	  -     	975    	1,364	          -
                                   	      35   	1,010    	2,532	         35

(7)  Investment in Unconsolidated Ventures

     Summary combined financial information for Evanston Galleria Limited Partnership, for 1999 and 1998 is as follows:

                                               	1999          	1998
        Current assets                          465,324      	265,025
        Current liabilities                   	(885,339)  	(9,222,523)
          Working capital                     	(420,015)  	(8,957,498)

        Deferred expenses                       	26,035       	32,004
        Ventures partners' equity              	483,283      	483,283
        Investment property, net             	8,444,107    	8,422,717
        Long-term liabilities               	(8,625,152)    	(132,036)
          Partnership's capital                 (91,743)	    (151,530)

        Represented by:
          Invested capital                   	1,548,815    	1,548,815
          Cumulative cash distributions     	(1,588,495)  	(1,588,495)
          Cumulative loss                      	(52,063)	    (111,850)
                                                (91,743)     (151,530)

        Total revenues                       	1,534,031    	1,384,467
        Total expenses	                       1,474,234	    1,533,860
        Net income (loss)                        59,787	     (149,393)

The total revenues, expenses and net loss for the above venture for the year ended December 31, 1997 were $1,346,682, $1,724,083 and $377,401, respectively.

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

            Notes to Consolidated Financial Statements - Continued


(8)  Subsequent Event

As a result of the inability of the Sycamore Mall Property to find new tenants, the property was unable to meet its financial obligations. Beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March 13, 2000, title to the land, buildings and improvements as well as the other assets and liabilities of the property was transferred to the lender in consideration of a discharge of the mortgage loan. This may result in a taxable loss of approximately $2,900,000. There will be no distributable cash as a result of this transaction.

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                           and Consolidated Venture

                             December 31, 1999

                               Schedule III
             Consolidated Real Estate and Accumulated Depreciation

                                      (a)                                     (b)
                                 Initial Cost      Additions    Gross amount of asset at period end
                                      Building &   Building &             Building &           Accumulated    Date
                Encumbrance   Land   Improvements Improvements   Land    Improvements   Total  Depreciation  Constructed
Shopping Center						                                                                                         1969
Iowa City, IA	   4,258,224 	1,201,880 	6,810,902  	 428,220   	1,201,880 	5,349,122	  6,551,002	 2,557,353	   1972

(a) The initial cost represents the original purchase price of the property reduced by any provision for value impairment.
(b) The aggregate cost of the above real estate at December 31, 1999 for Federal income tax purposes is $9,575,280.

	1999	1998	1997
(c)  Reconciliation of real estate owned
       Balance at beginning of period      8,475,280   	9,573,979   	9,552,336
        Reserve for value impairment     	(1,890,000) 	(1,100,000)          	-
        Additions (deletions)               	(34,278)      	1,301      	21,643
       Balance at end of period           	6,551,002   	8,475,280	   9,573,979

(d)  Reconciliation of
      accumulated depreciation
       Balance at beginning of period	     2,315,063   	2,032,976   	1,739,051
        Depreciation expense	                242,290     	282,087     	293,925
       Balance at end of period           	2,557,353   	2,315,063   	2,032,976

                        Independent Auditors' Report


The Partners
Evanston Galleria L.P.

We have audited the financial statements of Evanston Galleria L.P. (a limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evanston Galleria L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG LLP

Chicago, Illinois
April 14, 2000

                            Evanston Galleria, L.P.
                            (a limited partnership)

                                Balance Sheets

                           December 31, 1999 and 1998

                                    Assets

                                                       	1999            	1998
Current assets:
     Cash and cash equivalents	                        462,006        	260,440
     Rents and other receivables	                        3,318	          4,585

          Total current assets                        	465,324	        265,025

Investment property held for sale:
     Land                                           	1,121,354      	1,121,354
     Buildings and improvements                     10,672,196     	10,650,806
                                                   	11,793,550     	11,772,160
     Less accumulated depreciation                 	(3,349,443)	    (3,349,443)
                                                  	  8,444,107    	  8,422,717

Deferred leasing and loan costs 	                       26,035   	      32,004

Total assets                                      	  8,935,466	      8,719,746


See accompanying notes to Financial Statements.


                            Evanston Galleria, L.P.
                            (a limited partnership)

                    Consolidated Balance Sheets - Continued

                           December 31, 1999 and 1998

             Liabilities and Partners' Capital Accounts (Deficits)

                                                       	1999	            1998
Current liabilities:
     Current portion of long-term debt	                     -       	8,486,740
     Accounts payable and accrued expenses           	522,156         	447,198
     Due to affiliates	                                22,500          	22,545
     Accrued interest	                                340,683         	266,040

Total current liabilities                            	885,339	       9,222,523

Long term debt	                                     8,486,740               	-
Long-term liabilities - tenant security deposits	     138,413	         132,036

          Total liabilities 	                       9,510,492       	9,354,559

Partners' capital accounts (deficits):
     General partners' capital                      	(238,708)       	(284,545)

     Limited partners' capital                      	(336,318)       	(350,268)

          Total partners' capital accounts          	(575,026)       	(634,813)

Commitments and contingencies

Total liabilities and partners' capital	            8,935,466       	8,719,746



See accompanying notes to Financial Statements.


                            Evanston Galleria, L.P.
                            (a limited partnership)

                     Consolidated Statements of Operations

                 Years ended December 31, 1999, 1998, and 1997

                                              	1999        	1998	        1997
Revenues:
     Rental income	                        1,307,190   	1,172,061   	1,128,042
     Tenant charges                         	187,953     	208,305	     214,944
     Miscellaneous                           	34,585           	-	           -
     Interest income	                          4,293	       4,101	       3,696

          Total revenues                  	1,534,021   	1,384,467	   1,346,682

Expenses:
     Property operating expenses	            698,445	     683,336     	665,808
     Interest                               	765,554	     827,892	     703,216
     Depreciation	                                 -	           -	     259,498
     Amortization                             	5,970	      19,075	      90,379
     General and administrative expenses	      4,265     	  3,557	       5,182

          Total expenses                  	1,474,234   	1,533,860	   1,724,083

Net income (loss)       	                     59,787    	(149,393)   	(377,401)




See accompanying notes to Financial Statements.


                             Evanston Galleria, L.P.
                             (a limited partnership)

         Consolidated Statements of Partners' Capital Accounts (Deficits)

                   Years ended December 31, 1999, 1998 and 1997

             		          General Partners  	 Limited Partners     	Total
Balance (deficit)
at December 31, 1996	    	   	119,348           	(227,367)	       (108,019)

Net loss                  			(289,353)           	(88,048)       	(377,401)

Balance (deficit)
 at December 31, 1997	     		(170,005)          	(315,415)       	(485,420)

Net loss                  			(114,540)           	(34,853)       	(149,393)

Balance (deficit)
 at December 31, 1998		     	(284,545)          	(350,268)       	(634,813)

Net income	                  		45,837             	13,950	          59,787

Balance (deficit)
 at December 31, 1999     			(238,708)          	(336,318)       	(575,026)



See accompanying notes to Financial Statements.


                           Evanston Galleria, L.P.
                           (a limited partnership)

                           Statements of Cash Flows

                 Years ended December 31, 1999, 1998 and 1997
                                              	1999       	1998        	1997
Cash flows from operating activities:
   Net income (loss)	                         59,787    	(149,393)   	(377,401)
   Items not requiring cash
        or cash equivalents:
     Depreciation and amortization            	5,969      	19,075     	349,877

  Changes in:
     Rents and other receivables	              1,267	      (1,621)	     31,273
     Accounts payable and accrued expenses	   74,913      	35,672      	18,810
     Accrued interest                        	74,643     	142,176      	14,246
     Tenant security deposits	                 6,377	       5,129    	   7,382
Net cash provided by operating activities	   222,956	      51,038      	44,187

Cash flows from investing activities:
     Additions to investment property       	(21,390)    	(13,810)          	-
     Payment of leasing commissions	               -      	(8,222)    	(19,013)
Net cash used in investing activities       	(21,390)    	(22,032)    	(19,013)

Net increase in cash and cash equivalents   	201,566	      29,006      	25,174

Cash and cash equivalents
 at beginning of year	                       260,440	     231,434     	206,260

Cash and cash equivalents
 at end of year	                             462,006     	260,440     	231,434

Supplemental disclosure
 of cash flow information:
  Cash paid for mortgage and other interest  690,911     	685,716     	688,970

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


                            1999          1999          1998         1998
                            GAAP          Tax           GAAP         Tax
                            basis         basis         basis        basis
                                        (Unaudited)                (Unaudited)
Total assets               8,935,466     7,157,207      8,719,746    7,245,885

Partners' capital
  accounts (deficits):
	General partners           (238,708)   (1,856,402)      (284,545)  (1,651,427)
	Limited partners           (336,318)     (372,377)      (350,268)    (322,260)

Net income (loss):
	General partners             45,837      (204,972)      (114,540)    (324,295)
	Limited partners             13,950       (50,121)       (34,853)     (79,299)


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

The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Partnership adopted Statement of Financial Accounting Standards No. 121
("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded by the Partnership from October 1, 1997 through December 31, 1999.

On February 16, 1999, a contract was entered into for the sale of the Evanston Galleria. The purchase price, net of closing costs and prorations, would have been sufficient to repay all liabilities of the Partnership. However, this sale did not occur. On February 22, 2000, a contract was signed for the sale of the Evanston Galleria. Closing is expected to occur on May 22, 2000. However, this closing is contingent upon the signing of a new lease for the vacant retail space. The sale price is sufficient to repay all of the obligations and potentially provide approximately $100,000 of distributable cash to the partners.

The property is managed by an affiliate of the General Partners. During 1999, 1998 and 1997, management fees totaling $42,521, $41,681 and $41,550, respectively, were paid to the affiliate.

	(2)	Long-Term Debt
The property was subject to a first mortgage which matured May 1, 1996. Effective May 1, 1996, a modification of the first mortgage was entered into which, among other modifications, extended the maturity of the loan until May 1, 1998. Commencing on May 1, 1996, monthly payments were adjusted to $57,143, which represents interest only payments at an annual rate of 8.25%, based on the outstanding principal balance of the loan as of May 1, 1996. Notwithstanding the pay rate of 8.25%, interest on the loan continues to accrue and compound monthly on the unpaid principal balance at the annual rate of 9.00%. The interest differential, as defined, will be paid only from proceeds resulting from a sale or refinancing of the property or from any remaining funds in the cash flow escrow. The first mortgage maturity was extended to August 1, 1999. The unpaid interest together with the unpaid principal balance of the loan will be due and payable August 1, 1999.
Effective August 1, 1999, the maturity has been extended to February 1, 2001. All net cash flow from the property, in excess of the payments due for interest, shall be deposited into a cash flow escrow account. If cash flow in any month is insufficient to pay amounts due under the loan, then the amounts may be withdrawn from the cash flow escrow account. The first mortgage is expected to be retired from the proceeds of the expected sale of the property.

Evanston Galleria, L.P.
(a limited partnership)

Notes to Consolidated Financial Statements


	(3)	Leases
At December 31, 1999 the Partnership's principal asset is a residential and retail building. The Partnership has determined that all leases related to the property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life of the property. Leases with tenants range in term from one to thirty years and provide for fixed minimum rent and partial to full reimbursement of operating costs. In addition, many of the leases provide for additional rent based upon percentages of tenants' sales volume.

Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit, to be received in the future (see Note 1) under the operating leases are as follows:

	2000	           1,201,085
	2001             	306,525
	2002             	292,285
	2003             	162,588
	2004	             102,648
	Thereafter	       256,620
		               2,321,751

                            Evanston Gallaria, L.P.
                            (a limited partnership)

                              December 31, 1999

                                 Schedule III
                   Real Estate and Accumulated Depreciation

                                     (a)                                             (b)
                                 Initial Cost         Additions         Gross amount of asset at period end
                                        Building &    Building &               Building &               Accumulated
                Encumbrance     Land   Improvements  Improvements     Land    Improvements    Total     Depreciation
Residential and
retail property
Evanston, IL	     8,486,740 	1,121,354 	10,602,516      	69,680   	1,121,354 	10,672,196	   11,793,550	  3,349,443

(a)  The initial cost represents the original purchase price of the property.
(b) The aggregate cost of the above real estate at December 31, 1999 for Federal income tax purposes is $10,949,183.

                                             	1999        	1998        	1997
(c)  Reconciliation of real estate owned
       Balance at beginning of period	    11,772,160	  11,758,351  	11,758,351
        Additions	                            21,390	      13,809	           -
       Balance at end of period          	11,793,550  	11,772,160  	11,758,351

(d)  Reconciliation of accumulated
      depreciation
       Balance at beginning of period     	3,349,443   	3,349,443   	3,089,945
        Depreciation expense	                      -	           -     	259,498
       Balance at end of period	           3,349,443   	3,349,443   	3,349,443

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

     FDIP Associates, the Associate General Partner, was formed under the laws
of the State of Illinois and has a nominal net worth.   Its constituent
partners are First Dearborn Partners, an Illinois general partnership formed in January, 1984, whose constituent partners are Messrs. Block and Ross, and Hampshire Syndications, Inc., a New Hampshire corporation. Hampshire Syndications, Inc. is wholly owned by Jefferson-Pilot Investments, Inc., a North Carolina corporation, which is a wholly-owned subsidiary of Jefferson-Pilot Corporation. The officers and directors of Hampshire Syndications, Inc. are Ronald Angarella, President and Director, Charles C. Cornelio, Vice President and Director, Sheri J. Lease, Secretary, Dennis R. Glass, Executive Vice President and Director, John C. Ingram, Executive Vice President and Director, John A. Weston, Treasurer.

     Messrs. Block and Ross are not affiliated with Jefferson Pilot Securities Corporation, except that each is affiliated with the Associate General Partner.

The persons listed below occupy key management position with the General
Partners:

Mr. Bruce H. Block, age 62, has been a principal in numerous real estate ventures which own, have an interest in, or have owned various types of property that have included apartment and office buildings, shopping centers and vacant land. Mr. Block is an Illinois licensed attorney, a certified public accountant and a licensed real estate broker in the State of Illinois. Mr. Block practiced corporate and real estate law in Chicago for over 20 years and is a shareholder in the Chicago law firm of Ross & Block, P.C.

Mr. Robert S. Ross, age 62, has been a principal in many real estate ventures which own, have an interest in, or have owned various types of property including apartment and office buildings, shopping centers and vacant land. Mr. Ross is an Illinois licensed attorney, a licensed real estate broker in the State of Illinois and is an affiliate member of Real Estate Securities and Syndication Institute. He also practiced general and real estate law in the Chicago area for over 22 years and is a shareholder in the Chicago law firm of Ross & Block P.C.

Mr. Ronald R. Angarella, age 42, has served as President and Director of Hampshire Syndications, Inc. since October 23, 1995. He also currently serves as President, Chairman and Director of Jefferson Pilot Securities Corporation and Hampshire Funding, Inc. His principal occupation is Senior Vice President and Chief Marketing Officer of Jefferson Pilot Financial Insurance Company.
He also currently serves as an officer and/or director of various affiliated entities. Mr. Angarella also serves as President and Director of Jefferson Pilot Variable Fund, Inc.

Mr. Charles C. Cornelio, age 40, has served as Vice President of Hampshire Syndications, Inc. since June 4, 1993, and Director since May 7, 1990. Mr. Cornelio served as Secretary of Hampshire Syndications, Inc. from May 17, 1990, until May 13, 1997. Mr. Cornelio is also Vice President, Secretary and Director of Jefferson Pilot Securities Corporation. His principal occupation is Senior Vice President of Jefferson Pilot Corporation and Executive Vice President of various insurance company subsidiaries. He also serves as an officer and/or director of other various affiliated entities. Mr. Cornelio also is General Counsel and Vice President of Jefferson Pilot Variable Fund, Inc.

Shari J. Lease, age 45, has served as Secretary of Hampshire Syndications, Inc. since May 13, 1997 and previously served as Assistant Secretary beginning on May 9, 1994. Ms. Lease is also currently Secretary of Hampshire Funding, Inc. and Assistant Secretary of Jefferson Pilot Securities Corporation. Her principal occupation since April 1995 has been as Assistant Vice President and Counsel of Jefferson Pilot Financial Insurance Company until her election as Vice President and Counsel in February 1998. She also currently serves as an officer of other various affiliated entities and is Secretary of Jefferson Pilot Variable Fund, Inc.

John Weston, age 40, has served as Treasurer of Hampshire Syndications, Inc. since July 19, 1991. He also currently serves as Treasurer of Jefferson Pilot Securities Corporation, Hampshire Funding, Inc., Jefferson Pilot Variable Fund, Inc. and Jefferson Pilot Advisory Corporation. His principal occupation since April 1995, has been as Assistant Vice President of Jefferson Pilot Financial Insurance Company until his election as Vice President in February 1999. Mr. Weston also currently serves as an officer of other various affiliated entities.

Dennis R. Glass, age 50, was elected Executive Vice President and Director of Hampshire Syndications, Inc. on May 13, 1997. Mr. Glass is also a Director of Hampshire Funding, Inc. Since October 1993, his principal occupation has been as Executive Vice President, Chief Financial Officer and Treasurer of Jefferson Pilot Corporation. He also currently serves as an officer and/or director of various entities affiliated with Jefferson Pilot Corporation. Prior to October 1993, Mr. Glass was associated with Protective Life Corporation and the Portman Companies.

John C. Ingram, age 55, was elected Executive Vice President and Director of Hampshire Syndications, Inc. on May 3, 1999. Mr. Ingram is also a Director of Hampshire Funding, Inc. Since September 1999, Mr. Ingram's principal occupation has been as Executive Vice President and Chief Investment Officer of Jefferson Pilot Corporation. Prior to that date he served as Senior Vice President and Manager-Security Dept. for more than ten years. Mr. Ingram is also an officer and/or director of various entities affiliated with Jefferson Pilot Corporation.

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

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the years ended December 31, 1999, 1998 and 1997 are as follows:

		                                                              		Unpaid at
                                    	1999    	1998	    1997	    Dec. 31, 1999
Reimbursement (at cost)
 for out of pocket expenses	         35        	35   	1,168	          35
Reimbursement (at cost)
 for administrative services       	  -	       975   	1,364	           -
                                   	 35     	1,010   	2,532	          35

     There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security ownership of certain Beneficial Owners and Management

   (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

   (b) The following table sets forth information regarding the beneficial ownership of Units as of December 31, 1999 by directors and/or general partners of the General Partners, and by all officers, directors and for general partners of the General Partners as a group:

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

   (b)          No reports on Form 8-K were filed in the last quarter of 1999.

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

                               	    FIRST DEARBORN INCOME PROPERTIES L.P. II
                                       	 (Registrant)

                                   	BY: FDIP, Inc.
                                       	(Managing General Partner)


Date: May 5, 2000	 BY:                  /s/ Robert S. Ross
                                      	 Its:  President

                                  	 BY:  FDIP Associates II
                                       	 (Associate General Partner)
                                       	 BY:  First Dearborn Partners, a Partner

Date: May 5, 2000	   BY:                 /s/ Bruce H. Block
                                       	 a Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      	 Signatures               	Title                       	Date

     	 /s/ Robert S. Ross       	 President and Director     	 May 5, 2000
   	   Robert S. Ross            	of FDIP, Inc. (Principal
                             	    Executive Officer)

   	   /s/ Bruce H. Block       	 Secretary and Director     	 May 5, 2000
     	 Bruce H. Block          	  of FDIP, Inc. (Principal
                              		  Financial Officer)