Form 10-Q
period 2000-03-31
FIRST DEARBORN INCOME PROPERTIES LP II
filed 2000-05-22
CIK 837557

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q


               [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000
                                     OR

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


Units outstanding as of March 31, 2000:  10,000

                        PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

                               Balance Sheets

                    March 31, 2000 and December 31, 1999
                                 (Unaudited)

                                    Assets
                                               		March 31,        	December 31,
		                                                   2000	              1999
Current assets:
    	Cash and cash equivalents (note 1)       	    763,900            	819,519
     Rents and other receivables                    	2,098            	135,404
     Due from affiliates                            	1,704             	36,365
     Prepaid expense                             	       -       	      16,568
          Total current assets                    	767,702          	1,007,856

Investment property, at cost (note 1):
     Land                                               	-	          1,201,880
     Building                                 	          -	          5,349,122
                                                        	-	          6,551,002
     Less accumulated depreciation           	           -         	(2,557,353)
                                             	           -          	3,993,649

Investment in unconsolidated venture              	(73,696)           	(80,059)
Deferred leasing and loan costs	                         -	             30,637

     Total assets                              	   694,006	          4,952,083



See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                               Balance Sheets

                    March 31, 2000 and December 31, 1999
                                (Unaudited)

                 Liabilities and Partners' Capital Accounts
                                                    	March 31,  	  December 31,
                                                  	     2000	           1999
Current liabilities:
     Accounts payable and accrued expenses      	          -          	227,769
     Accrued interest                                     	-           	86,495
     Other current liabilities	                            -	           25,343
     Current portion of long-term debt   	                 -	        4,258,224
          Total current liabilities                       	-        	4,597,831


     Total liabilities                         	           -	        4,597,831

Partners' capital accounts (deficits) (note 1):
     General partners:
          Capital contributions                      	1,000             	1,000
          Cumulative net income (loss)              (11,486)	          (14,833)
                                                    (10,486)       	   (13,883)

     Limited partners:
          Capital contributions                  	4,058,963         	4,058,963
          Cumulative net income (loss)          	(1,137,173)       	(1,473,530)
          Cumulative cash distributions         	(2,217,298)       	(2,217,298)
                                                 	  704,492	           368,135

      Total partners' capital accounts           	  694,006	           354,252

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	      694,006	         4,952,083

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                    Consolidated Statement of Operations

                 Three months ended March 31, 2000 and 1999

                               (Unaudited)

                                            	        2000   	        1999
Revenues:
     Rental income                            	      56,765           	207,939
     Tenant charges                                  	2,843            	87,958
     Interest income                               	  9,266	             8,813
          Total revenues                            	68,874           	304,710

Expenses:
     Property operating expenses                    	32,500	           198,742
     Interest                                       	88,000	            88,945
     Depreciation                                        	-	            70,520
     Amortization                                    	2,395	             2,395
     General and administrative expenses      	       5,338	            30,032

          Total expenses                           	128,233           	390,634

Operating income (loss)                            	(59,359)          	(85,924)

Partnership's share of operations
   of unconsolidated ventures                        	6,363            	(3,984)

Gain on sale of disposition
   of investment property	                          336,111                 	-

Venture partner's share of consolidated
   venture's operations (note 1) 	                        -            	29,308

Net income (loss) 	                                 276,752	           (60,600)

Net income (loss) per limited partnership unit 	      27.40	             (6.00)

Cash distribution per limited partnership unit	        0.00	              0.00

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                         and Consolidated Venture

                   Consolidated Statements of Cash Flows

                 Three months ended March 31, 2000 and 1999

                               (Unaudited)

                                          	           2000	             1999
Cash flows from operating activities:
  Net income (loss)                                	276,752           	(60,600)
  Items not requiring (providing) cash
      or cash equivalents:
     Depreciation                                        	-            	70,520
     Amortization                                    	2,395             	2,395
     Partnership's share of operations of
        unconsolidated  ventures                     (6,363)            	3,984
     Venture partners' share of consolidated
        venture's operations                             	-	           (47,047)
     Gain on disposition of investment property   	(336,111)                	-

  Changes in:
     Rents and other receivables                   	133,306           	(19,408)
     Due from affiliates                            	34,661	               264
     Prepaid expenses	                               16,568             	9,120
     Accounts payable and accrued expenses        	(314,264)          	(47,587)
     Other current liabilities                     	(25,343)                	-
     Deferred Costs	                                 30,637	                 -
Net cash used in operating activities             	(204,330)          	(88,359)

Cash flow from investment activities:
     Disposition of investment property           4,406,935	                 -
     Net cash provided by investment activities  	4,406,935	                 -


Cash flows from financing activities:
     Distributions to limited partners                   	-                 	-
     Principal payments on long-term debt       	(4,258,224)          	(26,215)
Net cash used in financing activities           	(4,258,224)          	(26,215)

Net decrease in cash and cash equivalents   	       (55,619)	         (114,574)

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                 Notes to Consolidated Financial Statements

                          March 31, 2000 and 1999

                                (Unaudited)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1999, which are included in the Partnership's 1999 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  Basis of Accounting

     For the three months ended March 31, 2000 and March 31, 1999 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three months ended March 31, 2000 and March 31, 1999.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three months ended March 31, 2000 and 1999 is summarized as follows:

                              	         2000       2000     	   1999      1999
                                 	      GAAP   	   Tax       	  GAAP      Tax
                              	        Basis  	   Basis        Basis     Basis
Net income (loss)                	    276,752	(1,612,000)   	(60,600)	 (57,000)

Net income (loss) per
  limited partnership unit 	            27.40   	(159.59)	    (6.00)    	(5.64)

   The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                            (a limited partnership)
                           and Consolidated Venture

            Notes to Consolidated Financial Statements - Continued

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($721,371 and $788,980 at March 31, 2000 and December 31, 1999, respectively), as cash equivalents.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded from October 1, 1997 through March 31, 2000. As of December 31, 1999, the Sycamore Mall property was considered to be held for disposal. In response to the uncertainty relative to the Sycamore property, as a matter of prudent accounting practices and for financial reporting purposes, the Partnership recorded a provision for value impairment in 1999 and 1998 in the amount of $1,890,000 and $1,100,000, respectively. As a result of the inability to find new tenants, the Sycamore Mall property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March 13, 2000, title to the land buildings and improvements as well as the other assets and liabilities of the property was transferred to the lender in consideration of a discharge of the mortgage loan.

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

            Notes to Consolidated Financial Statements - Continued

(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through March 31, 2000. The Partnership has acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

(3) Disposition of Sycamore Mall

     In March 2000, title to the land buildings and improvements as well as the other assets and liabilities of the Sycamore Mall property was transferred to the lender in consideration of a discharge of the mortgage loan. Total consideration from the lender was $4,741,517. The outstanding mortgage balance was $4,258,224 and there was $453,293 of accrued interest, prepayment penalties and other costs associated with the transfer. All operating liabilities and assets were also assumed as a part of this transaction. This disposition resulted in a net gain of $336,111 to the Partnership. No net cash flow was realized from this disposition.

(4)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the three months ended March 31, 1999 and 1998 are as follows:

                                                                     		Unpaid at
                                                                      			Mar 31,
                                                       	2000    	1999    	2000
Reimbursement (at cost) for administrative services     5,000   	5,000      	-
                                                     	  5,000   	5,000      	-

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                         and Consolidated Venture

           Notes to Consolidated Financial Statements - Continued

 (5)  Unconsolidated Venture - Summary Information

     Summary income statement information for Evanston Galleria Limited Partnership for the three months ended March 31, 2000 and the three months ended March 31, 1999, is as follows:

                                                        2000             1999
     Total revenue                              	       384,304       	342,494
     Operating income (loss)                            	26,655       	(15,809)
     Partnership's share of income (loss)	                6,363	        (3,984)

(6)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 2000 and 1999.

(7) Subsequent Event

     In April 2000, the Partnership distributed $400,000 ($40.00 per limited partnership unit) to the limited partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At March 31, 2000, the Partnership had cash and cash equivalents of $763,900 which will be utilized for working capital requirements and for future distributions to Partners. This is $55,619 less than the $819,519 balance at December 31, 1999.

     During the first quarter of 2000, title to the land buildings and improvements as well as the other assets and liabilities of the Sycamore Mall property was transferred to the lender in consideration of a discharge of the mortgage loan. This disposition resulted in a net gain of $336,111. No net cash flow was realized from this disposition.

     On February 22, 2000, a contract was signed for the sale of the Evanston Galleria. Closing is expected to occur during the second quarter of 2000. However, this closing is contingent upon the signing of a new lease for the
vacant retail space.    The purchase price, net of closing costs and prorations
should be sufficient to repay all liabilities of the Evanston Galleria Limited Partnership, including the first mortgage. However there will not be a significant distribution to the Partnership. If the sale is consummated, the Partnership is expected to recognize a gain on the sale of approximately $100,000.

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


Results of Operations - 2000 compared to 1999

     For the three-month periods ended March 31, 2000 and March 31, 1999, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three months ended March 31, 2000 and March 31, 1999.

     The $151,174 (73%) decrease in rental income and the $85,115 (97%) decrease in tenant charges income for the three month period ended March 31, 2000 as compared to the three month period ended March 31, 1999 is attributed to the disposition of the Sycamore Mall property which occurred in the first quarter of 2000.

     The $166,242 (84%) decrease in property operating expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, attributed to the disposition of the Sycamore Mall property which occurred in the first quarter of 2000.

     The $70,520 (100%) decrease in depreciation expense for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is attributable to the fact that the Sycamore property was considered to be held for sale during the first quarter of 2000. In accordance with SFAS 121, a property may not be depreciated while being held for sale.

     The $24,694 (82%) decrease in general and administrative expenses for the three month periods ended March 31, 2000 as compared to the three month periods ended March 31, 1999 is attributable to the timing of payment of the professional and accounting fees and the disposition of the Sycamore Mall property.

     The Partnership's share of operations of unconsolidated subsidiaries resulted in an income allocation of $6,363, during the three months ended March 31, 2000, as compared to a loss allocation of $3,984 during the three month period ended March 31, 1999. Evanston Galleria's allocation shows an improvement which results from the improved operations at Evanston Galleria.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an income allocation of $29,308 during the three months ended March 31, 1999. Sycamore Mall was disposed of during the first quarter of 2000 and no allocation of income or loss was made for the benefit of the venture's partners. No cash was to be distributed to the venture's partners and therefore no liability was allocated.



OCCUPANCY

     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                             at        at         at         at         at
                          03/31/99  06/30/99   09/30/99   12/31/99   03/31/00
Evanston Galleria
Evanston, IL                92%       97%        98%        92%        92%

Sycamore Mall
Iowa City, Iowa             47%       44%        44%        44%        n/a


Part II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 of Part II are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     None

b)   Reports on Form 8-K

      Form 8-K reporting the disposition of the Sycamore Mall property was filed on March 23, 2000.



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	FIRST DEARBORN INCOME PROPERTIES L.P. II
	(Registrant)

	By:  FDIP, Inc.
	(Managing General Partner)




May 21, 2000  	By:  Robert S. Ross
             	      President
                  	(Principal Executive Officer)




May 21, 2000	  By:  Bruce H. Block
                   	Vice President
                  	(Principal Financial Officer)
