Form 10-Q
period 2000-06-30
FIRST DEARBORN INCOME PROPERTIES LP II
filed 2000-08-14
CIK 837557

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                               FORM 10-Q


            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000
                                  OR

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


               Units outstanding as of June 30, 2000:  10,000

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                FIRST DEARBORN INCOME PROPERTIES L.P. II
                        (a limited partnership)
                       and Consolidated Venture

                            Balance Sheets

                  June 30, 2000 and December 31, 1999
                              (Unaudited)

                                Assets
	                                                   	June 30,     	December 31,
		                                                     2000	           1999
Current assets:
    	Cash and cash equivalents (note 1)          	    296,943         	819,519
     Rents and other receivables                       	1,937         	135,404
     Due from affiliates                              	   704          	36,365
     Prepaid expense                             	          -    	      16,568
          Total current assets                       	299,584	       1,007,856

Investment property, at cost (note 1):
     Land                                                  	-	       1,201,880
     Building                                   	           -	       5,349,122
                                                           	-	       6,551,002
     Less accumulated depreciation           	              -      	(2,557,353)
                                                	           -	       3,993,649

Investment in unconsolidated venture (note 2)        	(65,816)        	(80,059)
Deferred leasing and loan costs	                            -	          30,637

     Total assets                              	      233,768     	  4,952,083



See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

                              Balance Sheets

                    June 30, 2000 and December 31, 1999
                                (Unaudited)

                 Liabilities and Partners' Capital Accounts
                                                    	June 30,  	  December 31,
                                             	          2000  	          1999
Current liabilities:
     Accounts payable and accrued expenses                 -          	227,769
     Accrued interest                                     	-	           86,495
     Other current liabilities	                            -	           25,343
     Current portion of long-term debt   	                 -	        4,258,224
          Total current liabilities                       	-	        4,597,831


     Total liabilities                         	           -	        4,597,831

Partners' capital accounts (deficits) (note 1):
     General partners:
          Capital contributions                       	1,000            	1,000
          Cumulative net income (loss)               (12,065)      	   (14,833)
                                                     (11,065)      	   (13,883)

     Limited partners:
          Capital contributions                   	4,058,963        	4,058,963
          Cumulative net income (loss)           	(1,196,832)      	(1,473,530)
          Cumulative cash distributions          	(2,617,298)      	(2,217,298)
                                                	    244,833	          368,135

      Total partners' capital accounts            	  233,768	          354,252

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	       233,768	        4,952,083

See accompanying notes to the financial statements.

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                          and Consolidated Venture

                     Consolidated Statement of Operations

                   Three months ended June 30, 2000 and 1999

                                (Unaudited)

                                           	        2000   	        1999
Revenues:
     Rental income                                	    -	              217,726
     Tenant charges                                   	-	              100,117
     Interest income                              	5,996	                9,015
          Total revenues                          	5,996              	326,848

Expenses:
     Property operating expenses                      	-	              219,273
     Interest                                     	    -	               88,042
     Depreciation                                     	-	               70,520
     Amortization                                     	-	                2,394
     General and administrative expenses         	62,166	               45,875

          Total expenses                         	62,166              	426,104

Operating income (loss)	                         (56,170)	             (99,256)

Partnership's share of operations
   of unconsolidated ventures                     	7,880                	5,620

Gain on sale of disposition
   of investment property	                       (11,947)                   	-

Venture partner's share of consolidated
   venture's operations (note 1) 	                     -	               31,681

Net income (loss) 	                              (60,237)	             (61,955)

Net income (loss) per limited partnership unit 	   27.40         	       (6.13)

Cash distribution per limited partnership unit	    40.00          	       2.06

See accompanying notes to the financial statements.

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                           and Consolidated Venture

                    Consolidated Statement of Operations

                   Six months ended June 30, 2000 and 1999

                                (Unaudited)

                                             	        2000     	        1999
Revenues:
     Rental income                            	     56,765            	425,665
     Tenant charges                                 	2,843            	188,075
     Interest income                             	  15,262	             17,818
          Total revenues                           	74,870	            631,558

Expenses:
     Property operating expenses                   	32,500	            418,015
     Interest                                      	88,000            	176,987
     Depreciation                                       	-	            141,040
     Amortization                                   	2,395	              4,789
     General and administrative expenses      	     67,504	             75,907

          Total expenses                          	190,399            	816,739

Operating income (loss)                          	(115,529)          	(185,180)

Partnership's share of operations
   of unconsolidated ventures                      	14,243	             (1,636)

Gain on sale of disposition
   of investment property                         	324,164	                  -

Venture partner's share of consolidated
   venture's operations (note 1) 	                       -	             60,989

Net income (loss) 	                                222,878	           (125,827)

Net income (loss) per limited partnership unit 	     22.06       	      (12.46)

Cash distribution per limited partnership unit	      40.00	               2.06

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

                   Consolidated Statements of Cash Flows
                  Six months ended June 30, 2000 and 1999
                               (Unaudited)

                                                   	        2000         1999
Cash flows from operating activities:
  Ne  income (loss)                                    	222,878      	(125,827)
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                                            	-       	141,040
     Amortization                                        	2,395         	4,789
     Partnership's share of operations of
                 unconsolidated  ventures               (14,243)        	1,636
     Venture partners' share of
        consolidated venture's operations                    	-       	(60,989)
     Gain on disposition of investment property       	(324,164)            	-

  Changes in:
     Rents and other receivables                       	133,467        	59,725
     Due from affiliates                                	35,661             	-
     Prepaid expenses	                                   16,568        	18,239
     Accounts payable and accrued expenses            	(314,264)      	(43,740)
     Other current liabilities	                         (25,343)            	-
     Deferred Costs	                                     30,637	             -
Net cash provided by (used in) operating activities   	(236,408)       	(5,127)

Cash flow from investment activities:
Additions to building and deferred costs                     	-	        (7,166)
Disposition of investment property	                   4,372,056	             -
Net cash provided by (used in) investment activities 	4,372,056      	  (7,166)


Cash flows from financing activities:
     Distributions to limited partners                	(400,000)      	(20,600)
     Capital provided by
        reduction in syndication costs                       	-        	63,000
     Principal payments on long-term debt           	(4,258,224)      	(88,665)
Net cash used in financing activities               	(4,658,224)      	(46,265)

Net decrease in cash and cash equivalents   	          (522,576)	      (58,558)

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

                 Notes to Consolidated Financial Statements

                          June 30, 2000 and 1999

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

(1)  Basis of Accounting

     For the three and six months ended June 30, 2000 and June 30, 1999 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three and six months ended June 30, 2000 and June 30, 1999.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the three months ended June 30, 2000 and 1999 is summarized as follows:

                         	        2000        2000          1999        1999
                                  GAAP     	   Tax    	     GAAP         Tax
                              	  Basis   	   Basis         Basis       Basis
Net loss                	      222,878   	(1,672,000)   	(125,827)   	(118,000)

Net loss per
 limited partnership unit 	      22.06      	(165.53)	     (12.46)	     (11.68)

The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                            (a limited partnership)
                            and Consolidated Venture

             Notes to Consolidated Financial Statements - Continued

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($271,258 and $788,980 at June 30, 2000 and December 31, 1999, respectively), as cash equivalents.

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

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                         and Consolidated Venture

           Notes to Consolidated Financial Statements - Continued

(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through June 30, 2000. The Partnership acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

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

(4)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the six months ended June 30, 2000 and 1999 are as follows:

                                                                  			Unpaid at
                                                           		         	June 30,
                                                    	2000    	1999	     2000
Reimbursement for administrative services           10,000  	10,000     -
                                                  	 10,000  	10,000    	-

                 FIRST DEARBORN INCOME PROPERTIES L.P. II
                         (a limited partnership)
                         and Consolidated Venture

         Notes to Consolidated Financial Statements - Continued

(5)  Unconsolidated Venture - Summary Information

     Summary income statement information for Evanston Galleria Limited Partnership for the six months ended June 30, 2000 and the six months ended June 30, 1999, is as follows:

     		                                           2000                 1999
     Total revenue                    	           757,961             	740,757
     Operating income (loss)                 	     67,823	              (7,717)
     Partnership's share of income (loss)         	14,243              	(1,636)

On July 12, 2000, Evanston Galleria was sold for a sale price in the amount of $9,900,000. Coincidentally, there was a settlement of the original claims of the partnership against the original developers of the project. Evanston Galleria was relieved of $175,000 of second mortgage debt and accrued interest thereon. From the $9,900,000 sale proceeds, Evanston Galleria repaid $8,311,740 of first mortgage debt. Property tax prorations totaled $314,680, and other closing related prorations and expenses totaled $560,809. Net proceeds from the sale totaled $703,771. It is anticipated that approximately $210,000 will be received by the Partnership upon the liquidation of Evanston Galleria LP.

The Evanston Galleria property was the only remaining real estate investment of the Partnership. It is expected that the Partnership will be liquidated prior to December 31, 2000.

(6)  Adjustments

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At June 30, 2000, the Partnership had cash and cash equivalents of $296,943 which will be utilized for working capital requirements and for future distributions to Partners. This is $522,576 less than the $819,519 balance at December 31, 1999. The decrease results from a $400,000 distribution to limited partners which as made during the second quarter of 2000 and to operating losses.

     During the first quarter of 2000, title to the land buildings and improvements as well as the other assets and liabilities of the Sycamore Mall property was transferred to the lender in consideration of a discharge of the mortgage loan. This disposition resulted in a net gain of $324,164. No net cash flow was realized from this disposition.

     On February 22, 2000, a contract was signed for the sale of the Evanston Galleria. Closing occurred during the third quarter of 2000. The purchase price, net of closing costs and prorations was sufficient to repay all liabilities of the Evanston Galleria Limited Partnership, including the first mortgage. However there will not be a significant distribution to the Partnership. The Partnership is expected to recognize a gain on the sale of approximately $100,000.

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


Results of Operations - 2000 compared to 1999

     For the three and six month periods ended June 30, 2000 and June 30, 1999, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates. The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three months ended June 30, 2000 and June 30, 1999.

     The $368,900 (87%) decrease in rental income and the $185,232 (98%) decrease in tenant charges income for the six month period ended June 30, 2000 as compared to the six month period ended June 30, 1999 and the elimination of rental income and tenant charges income in the second quarter of 2000 is attributed to the disposition of the Sycamore Mall property which occurred in the first quarter of 2000.

     The $385,515 (92%) decrease in property operating expenses for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 and the elimination of property operating expenses during the second quarter of 2000 is attributed to the disposition of the Sycamore Mall property which occurred in the first quarter of 2000.

     The $141,040 (100%) decrease in depreciation expense for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is attributable to the fact that the Sycamore property was considered to be held for sale during the first quarter of 2000. In accordance with SFAS 121, a property may not be depreciated while being held for sale.

     The $8,403 (11%) decrease in general and administrative expenses for the six month periods ended June 30, 2000 as compared to the six month periods ended June 30, 1999 is attributable to the disposition of the Sycamore Mall property.

     The Partnership's share of operations of unconsolidated subsidiaries resulted in an income allocation of $14,243, during the six months ended June 30, 2000, as compared to a loss allocation of $1,636 during the six month period ended June 30, 1999. Evanston Galleria's allocation shows an improvement which results from the improved operations at Evanston Galleria.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an income allocation of $60,989 during the six months ended June 30, 1999. Sycamore Mall was disposed of during the first quarter of 2000 and no allocation of income or loss was made for the benefit of the venture's partners. A gain of $324,164 was recognized upon the disposition of Sycamore during the six month period ended June 30, 2000.



                                   OCCUPANCY


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                        at        at        at        at        at        at
                     03/31/99  06/30/99  09/30/99  12/31/99  03/31/00  06/30/00
Evanston Galleria
Evanston, IL           92%       97%       98%       92%       92%       92%

Sycamore Mall
Iowa City, Iowa        47%       44%       44%       44%       n/a       n/a


Part II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 of Part II are omitted because of the absence of conditions under which they are required.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits

     None

b)   Reports on Form 8-K

      Form 8-K reporting the disposition of the Sycamore Mall property was filed on March 23, 2000. Form 8-K reporting the disposition of the Evanston
Galleria property was filed on July 25, 2000.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	FIRST DEARBORN INCOME PROPERTIES L.P. II
	(Registrant)

	By:  FDIP, Inc.
	(Managing General Partner)



August 14, 2000	  By:  Robert S. Ross
                      	President
                     	(Principal Executive Officer)




August 14, 2000	  By:  Bruce H. Block
                      	Vice President
                     	(Principal Financial Officer)
