Form 10-Q
period 2000-09-30
FIRST DEARBORN INCOME PROPERTIES LP II
filed 2000-11-14
CIK 837557

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-Q


              [X]     QUARTERLY REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000
                                    OR

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


Units outstanding as of September 30, 2000:  10,000

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

                               Balance Sheets

                  September 30, 2000 and December 31, 1999
                                 (Unaudited)

                                    Assets
                                            	 	September 30,     	December 31,
		                                                     2000	             1999
Current assets:
    	Cash and cash equivalents (note 1)       	    376,189            	819,519
     Rents and other receivables                    	3,711            	135,404
     Due from affiliates                                	-             	36,365
     Prepaid expense                             	       -       	      16,568
          Total current assets                    	379,900          	1,007,856

Investment property, at cost (note 1):
     Land                                               	-          	1,201,880
     Building                                 	          -        	  5,349,122
                                                        	-          	6,551,002
     Less accumulated depreciation           	           -         	(2,557,353)
                                                	        -          	3,993,649

Investment in unconsolidated venture,
     at equity (note 2)                           	137,400            	(80,059)
Deferred leasing and loan costs	                         -	             30,637

     Total assets                              	   517,300	          4,952,083



See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

                              Balance Sheets

                  September 30, 2000 and December 31, 1999
                               (Unaudited)

                 Liabilities and Partners' Capital Accounts
                                                  	September 30,   December 31,
                                                	          2000	          1999
Current liabilities:
     Accounts payable and accrued expenses      	             -       	227,769
     Accrued interest                                        	-	        86,495
     Other current liabilities                              	63        	25,343
     Current portion of long-term debt   	                    -	     4,258,224
          Total current liabilities                         	63     	4,597,831


     Total liabilities                            	           -	     4,597,831

Partners' capital accounts (deficits) (note 1):
     General partners:
          Capital contributions                          	1,000         	1,000
          Cumulative net income (loss)                   (1,000)   	   (14,833)
                                                	             -	       (13,883)

     Limited partners:
          Capital contributions                      	4,058,963     	4,058,963
          Cumulative net income (loss)                	(924,428)   	(1,473,530)
          Cumulative cash distributions             	(2,617,298)   	(2,217,298)
                                                	       517,237	       368,135

      Total partners' capital accounts               	  517,237	       354,252

Commitments and contingencies (note 2)

      Total Liabilities and Partners' Capital	          517,300	     4,952,083

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

                    Consolidated Statement of Operations

                Three months ended September 30, 2000 and 1999

                                (Unaudited)

                                            	        2000   	          1999
Revenues:
     Rental income                                   	    -           	152,028
     Tenant charges                                      	-            	88,125
     Interest income                                 	4,218	             9,471
          Total revenues                             	4,218	           249,624

Expenses:
     Property operating expenses                         	-           	189,386
     Interest                                            	-            	87,119
     Depreciation                                        	-            	71,994
     Amortization                                        	-             	2,395
     General and administrative expenses             	9,311          	  15,930

          Total expenses                             	9,311           	366,824

Operating income (loss)                             	(5,093)         	(117,200)

Partnership's share of operations
       of unconsolidated ventures                  	345,150             	2,217

Gain on sale of disposition
       of investment property                            	-                 	-

Venture partner's share of consolidated
   venture's operations (note 1) 	                        -            	49,811

Net income (loss) 	                                 340,057	           (65,172)

Net income (loss) per limited partnership unit 	      32.85	             (6.45)

Cash distribution per limited partnership unit	           -	                 -

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

                    Consolidated Statement of Operations

               Nine months ended September 30, 2000 and 1999

                                (Unaudited)

                                            	        2000   	        1999
Revenues:
     Rental income                            	        56,765         	577,693
     Tenant charges                                    	2,843         	276,200
     Interest income                             	     19,480	          27,289
          Total revenues                              	79,088         	881,182

Expenses:
     Property operating expenses                      	32,500	         607,401
     Interest                                         	88,000	         264,106
     Depreciation                                          	-	         213,034
     Amortization                                      	2,395           	7,184
     General and administrative expenses      	        76,815	          91,837

          Total expenses                             	199,710       	1,183,562

Operating income (loss)                             	(120,622)       	(302,380)

Partnership's share of operations
   of unconsolidated ventures                        	359,393             	581

Gain on sale of disposition
     of investment property                          	324,164               	-

Venture partner's share of consolidated
   venture's operations (note 1) 	                          -         	110,800

Net income (loss) 	                                   562,935      	  (190,999)

Net income (loss) per limited partnership unit 	        54.91	          (18.91)

Cash distribution per limited partnership unit	         40.00	            2.06

See accompanying notes to the financial statements.

                  FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                          and Consolidated Venture

                    Consolidated Statements of Cash Flows
                Nine months ended September 30, 2000 and 1999
                                (Unaudited)

                                                  	        2000	         1999
Cash flows from operating activities:
  Net income (loss)                                    	562,935      	(190,999)
  Items not requiring (providing)
         cash or cash equivalents:
     Depreciation                                            	-       	213,034
     Amortization                                        	2,395         	7,184
     Partnership's share of operations of
          unconsolidated  ventures                     (273,993)         	(581)
     Venture partners' share of
          consolidated venture's operations                  	-      	(110,869)
     Gain on disposition of investment property       	(324,164)            	-

  Changes in:
     Rents and other receivables                       	131,639        	77,850
     Due from affiliates                                	36,365             	-
     Prepaid expenses                                   	16,568        	(2,373)
     Accounts payable and accrued expenses            	(314,264)      	(24,175)
     Other current liabilities                         	(25,280)            	-
     Deferred Costs	                                     30,637	             -
Net cash provided by (used in) operating activities   	(157,162)      	(30,929)

Cash flow from investment activities:
Additions to building and deferred costs                     	-       	(28,737)
Disposition of investment property	                   4,372,056	             -
Net cash provided by (used in) investment activities 	4,372,056       	(28,737)


Cash flows from financing activities:
     Distributions to limited partners                	(400,000)      	(20,600)
     Capital from reduction in syndication costs             	-	        63,000
     Principal payments on long-term debt           	(4,258,224)     	(134,861)
Net cash used in financing activities               	(4,658,224)      	(91,961)

Net decrease in cash and cash equivalents   	          (443,330)   	  (151,627)

See accompanying notes to the financial statements.

                 FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

                Notes to Consolidated Financial Statements

                        September 30, 2000 and 1999

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

(1)  Basis of Accounting

     For the three and nine months ended September 30, 2000 and September 30, 1999 the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates (the "Venture"). The effect of all transactions between the Partnership and the Venture has been eliminated.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the three and nine months ended September 30, 2000 and September 30, 1999.

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments, where applicable, to present the Partnership's accounts in accordance with generally accepted accounting principles (GAAP). Such adjustments are not recorded on the records of the Partnership. The net effect of these adjustments for the nine months ended September 30, 2000 and September 30, 1999 is summarized as follows:

                                        2000                    1999
                                   GAAP   	   Tax    	     GAAP        Tax
                              	   Basis      Basis        Basis       Basis
Net income (loss)                562,935 	(1,672,000)	  (190,999)   	(178,000)

Net income (loss) per
    limited partnership unit 	     54.91    	(165.53)	    (18.91)     	(17.62)

The net loss per limited partnership unit presented is based on the weighted limited partnership units outstanding at the end of each period (10,000).

                    FIRST DEARBORN INCOME PROPERTIES L.P. II
                             (a limited partnership)
                             and Consolidated Venture

              Notes to Consolidated Financial Statements - Continued

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net operating earnings before depreciation and non-cash items. In addition, the Partnership records amounts held in U.S. Government obligations, commercial paper and certificates of deposit at cost which approximates market. For the purposes of these statements the Partnership's policy is to consider all such investments, with an original maturity of three months or less ($273,216 and $788,980 at September 30, 2000 and December 31, 1999, respectively), as cash equivalents.

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

     The Partnership adopted Statement of Financial Accounting Standards
No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of", on January 1, 1996. SFAS 121 requires that the Partnership record an impairment loss on its property held for investment whenever the property's carrying value cannot be fully recovered through estimated undiscounted cash flows from its operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. In addition, SFAS 121 provides that a property may not be depreciated while being held for sale. As of October 1, 1997, the Evanston Galleria property was considered to be held for sale. In accordance with SFAS 121, no depreciation expense relative to the property was recorded from October 1, 1997 through September 30, 2000. As of December 31, 1999, the Sycamore Mall property was considered to be held for disposal. In response to the uncertainty relative to the Sycamore property, as a matter of prudent accounting practices and for financial reporting purposes, the Partnership recorded a provision for value impairment in 1999 and 1998 in the amount of $1,890,000 and $1,100,000, respectively. As a result of the inability to find new tenants, the Sycamore Mall property was unable to meet its financial obligations and beginning in October of 1999, payments to the lender were halted. This resulted in a default of the loan terms and on March 13, 2000, title to the land buildings and improvements as well as the other assets and liabilities of the property was transferred to the lender in consideration of a discharge of the mortgage loan.

                 FIRST DEARBORN INCOME PROPERTIES L.P. II
                          (a limited partnership)
                         and Consolidated Venture

           Notes to Consolidated Financial Statements - Continued

(2)  Venture Agreements

      The Partnership has entered into three joint venture agreements with partnerships sponsored by affiliates of the General Partners. Pursuant to such agreements, the Partnership has made capital contributions aggregating $3,652,066 through September 30, 2000. The Partnership acquired, through these ventures, interests in a mixed use retail/residential property and two shopping centers.

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

(4)  Transactions with Affiliates

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners for the nine months ended September 30, 2000 and 1999 are as follows:

                                           	                       		Unpaid at
                                                           	        		June 30,
                                                	2000	       1999       	2000
                                                <C
Reimbursement for administrative services      	10,000     	10,000       	-


                   FIRST DEARBORN INCOME PROPERTIES L.P. II
                           (a limited partnership)
                           and Consolidated Venture

            Notes to Consolidated Financial Statements - Continued

 (5)  Unconsolidated Venture

On July 12, 2000, Evanston Galleria was sold for a sale price in the amount of $9,900,000. Coincidentally, there was a settlement of the original claims of the partnership against the original developers of the project. Evanston Galleria was relieved of $175,000 of second mortgage debt and accrued interest thereon. From the $9,900,000 sale proceeds, Evanston Galleria repaid $8,311,740 of first mortgage debt. Property tax prorations totaled $314,680, and other closing related prorations and expenses totaled $560,809. Net proceeds from the sale totaled $703,771. A total of $222,745 will be received by the Partnership upon the liquidation of Evanston Galleria LP. Of that amount, $85,345 was received as of September 30, 2000.

The Evanston Galleria property was the only remaining real estate investment of the Partnership.

(6)  Subsequent event

In October 2000, the partnership received a final distribution from Evanston Galleria in the amount of $137,400. The Partnership reserved sufficient funds to wrap up and liquidate the business and distributed $494,619 to the Limited Partners.

(7)  Adjustments

In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 2000 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At September 30, 2000, the Partnership had cash and cash equivalents of $376,189 which will be utilized for future distributions to Partners. This is $443,330 less than the $819,519 balance at December 31, 1999. The decrease results primarily from a $400,000 distribution to limited partners which was made during the second quarter of 2000. The Partnership made a final distribution of $494,619 to the Limited Partners in October 2000.

     During the first quarter of 2000, title to the land buildings and improvements as well as the other assets and liabilities of the Sycamore Mall property was transferred to the lender in consideration of a discharge of the mortgage loan. This disposition resulted in a net gain of $324,164. No net cash flow was realized from this disposition.

     On July 12, 2000, Evanston Galleria was sold for a sale price in the amount of $9,900,000. Coincidentally, there was a settlement of the original claims of the partnership against the original developers of the project. Evanston Galleria was relieved of $175,000 of second mortgage debt and accrued interest thereon. From the $9,900,000 sale proceeds, Evanston Galleria repaid $8,311,740 of first mortgage debt. Property tax prorations totaled $314,680, and other closing related prorations and expenses totaled $560,809. Net proceeds from the sale totaled $703,771. A total of $222,745 will be received by the Partnership upon the liquidation of Evanston Galleria LP. Of that amount, $85,345 was received as of September 30, 2000.

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

Results of Operations - 2000 compared to 1999

     For the three and nine months ended September 30, 2000 and September 30, 1999, the accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture - Sycamore Mall Associates.
The effect of all transactions between the Partnership and the Venture has been eliminated. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's interest in Evanston Galleria Limited for the nine months ended September, 2000 and September 30, 1999.

     The $520,928 decrease in rental income and the $273,357 decrease in tenant charges income for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 and the elimination of rental income and tenant charges income in the second quarter of 2000 is attributed to the disposition of the Sycamore Mall property which occurred in the first quarter of 2000.

     The $574,901 decrease in property operating expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 and the elimination of property operating expenses during the second quarter of 2000 is attributed to the disposition of the Sycamore Mall property which occurred in the first quarter of 2000.

     The $213,034 (100%) decrease in depreciation expense for the nine months ended September 30, 2000 as compared to the nine months ended September, 1999 is attributable to the fact that the Sycamore property was considered to be held for sale during the first quarter of 2000. In accordance with SFAS 121, a property may not be depreciated while being held for sale.

     The $15,022 (16%) decrease in general and administrative expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is attributable to the disposition of the Sycamore Mall property and the winding up of the affairs of the company.

     The Partnership's share of operations of unconsolidated subsidiaries resulted in an income allocation of $359,393, during the nine months ended September 30, 2000, as compared to a loss allocation of $581 during the nine months ended September 30, 1999. Evanston Galleria was disposed of and resulted in a gain in 2000.

     The Partnership's allocation of consolidated venture's operations to the venture partners was an income allocation of $110,800 during the nine months ended September 30, 1999. Sycamore Mall was disposed of during the first quarter of 2000 and no allocation of income or loss was made for the benefit of the venture's partners. A gain of $324,164 was recognized upon the disposition of Sycamore during the 2nd quarter 2000.



OCCUPANCY


     The following is a list of approximate occupancy levels by quarter for the Partnership's investment properties:

                      at        at        at        at        at        at        at
                   03/31/99  06/30/99  09/30/99  12/31/99  03/31/00  06/30/00  09/30/00
Evanston Galleria
Evanston, IL         92%       97%       98%       92%       92%       92%       n/a

Sycamore Mall
Iowa City, Iowa      47%       44%       44%       44%       n/a       n/a       n/a



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



                 	FIRST DEARBORN INCOME PROPERTIES L.P. II
                	(Registrant)

                 	By:  FDIP, Inc.
                     	(Managing General Partner)




November 14, 2000    	By:  Robert S. Ross
                          	President
                         	(Principal Executive Officer)



November 14, 2000    	By:  Bruce H. Block
                          	Vice President
                         	(Principal Financial Officer)
